Form 10-Q
period 2020-09-30
Kymera Therapeutics, Inc.
filed 2020-11-05
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39460

KYMERA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-2992166
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

200 Arsenal Yards Blvd., Suite 230 Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 285-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KYMR	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As October 30, 2020, the registrant had 44,458,941 shares of common stock, $0.0001 par value per share, outstanding.

Summary of the Material and Other Risks Associated with Our Business

•	We are a biopharmaceutical company with a limited operating history and have not generated any revenue to date from drug sales, and may never become profitable.

•	We have incurred significant operating losses in recent periods and anticipate that we will incur continued losses for the foreseeable future.

•

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or future commercialization efforts.

•

We are very early in our development efforts and our IRAK4, IRAKIMiD, and STAT3 programs are still in preclinical development. If we are unable to advance them into and through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

•

Our approach to the discovery and development of product candidates based on our Pegasus platform is novel and unproven, which makes it difficult to predict the time, cost of development, and likelihood of successfully developing any products.

•

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

•

We may not be successful in our efforts to identify or discover additional product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	If we experience delays or difficulties in the initiation or enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

•

Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.

•

We rely, and expect to continue to rely, on third parties to conduct our ongoing and planned clinical trials for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our current and potential future product candidates and our business could be substantially harmed.

•

If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, express or implied statements about:

•

the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and future clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•	our ability to continue to construct Pegasus, our drug discovery platform, and to enable a rational and effective drug discovery and development engine;
•	the timing and the success of preclinical studies under our IRAK4, IRAKIMiD, and STAT3 programs;
•	our plans to submit investigational new drug applications to the FDA for KT-474 and future product candidates;
•	the subsequent initiation of planned clinical trials;
•

our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop product candidates, including by applying learnings from one program to other programs and from one modality to our other modalities;

•	our potential ability to manufacture our drug substances, delivery vehicles, and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;
•	the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates;
•	our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;
•	our ability to obtain and maintain regulatory approval of our product candidates;
•	our ability to commercialize our products, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, and strategic plans for our business, product candidates, and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	estimates of our future expenses, revenues, capital requirements, and our needs for additional financing;
•

the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of product candidates and any other approved product;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our financial performance;
•	the rate and degree of market acceptance of our product candidates;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;
•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;
•	the impact of laws and regulations;
•	developments relating to our competitors and our industry;
•

the effect of the COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials;

•	our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations; and
•	other risks and uncertainties, including those listed under the caption “Risk Factors.”

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$54,593	$76,015
Marketable securities (Note 4)	239,248	15,942
Contract assets	577	—
Prepaid expenses and other current assets	2,946	888
Total current assets	$297,364	$92,845
Marketable securities, non-current (Note 4)	187,464	—
Property and equipment, net (Note 6)	10,984	3,794
Right-of-use assets, operating leases	9,959	18,289
Other assets	1,590	1,774
Total assets	$507,361	$116,702
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,979	$3,276
Accrued expenses (Note 8)	7,874	4,568
Deferred revenue, current	92,011	23,349
Operating lease liabilities, current portion	2,733	2,696
Finance liabilities, current portion	689	681
Total current liabilities	$107,286	$34,570
Non-current liabilities
Deferred revenue, net of current portion	90,308	29,642
Operating lease liabilities, net of current portion	14,327	16,651
Finance lease liabilities, net of current portion	755	1,165
Total liabilities	$212,676	$82,028
Commitments and contingencies (Note 9)
Series Seed Convertible Preferred Stock, $0.0001 par value; 0 and 3,000,000 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$—	$5,900
Series A Convertible Preferred Stock, $0.0001 par value; 0 and 14,886,305 shares authorized and issued at September 30, 2020 and December 31, 2019, respectively and 0 and 14,720,126 shares outstanding at September 30, 2020 and December 31, 2019, respectively	—	29,237
Series B Convertible Preferred Stock, $0.0001 par value; 0 shares and 16,009,848 authorized at September 30, 2020 and December 31, 2019, respectively and 0 and 14,827,580 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	59,918
Series B-1 Convertible Preferred Stock, $0.0001 par value; 0 and 3,059,695 shares authorized, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	14,025
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 150,000,000 and 45,000,000 shares authorized at September 30, 2020 and December 31, 2019, 44,581,051 and 2,208,982 shares issued at September 30, 2020 and December 31, 2019, respectively, and 44,447,734 and 1,929,516 shares outstanding at September 30, 2020 and December 31, 2019, respectively	4	—

Additional paid-in capital	410,925	2,044
Accumulated deficit	(116,080)	(76,456)
Accumulated other comprehensive (loss) income	(164)	6
Total stockholders’ equity (deficit)	294,685	(74,406)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$507,361	$116,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2020 and 2019

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration Revenue—from related parties	$14,533	$950	$21,249	$1,101

Operating expenses:
Research and development	$15,778	$11,310	$41,713	$26,072
General and administrative	6,838	1,501	13,058	5,451
Total operating expenses	22,616	12,811	54,771	31,523
Loss from operations	(8,083)	(11,861)	(33,522)	(30,422)
Other income (expense):
Interest Income	125	445	702	705
Interest Expense	(28)	(4)	(88)	(16)
Total other income:	97	441	614	689
Net loss	$(7,986)	$(11,420)	$(32,908)	$(29,733)
Other comprehensive loss:
Unrealized loss on marketable securities	(195)	—	(170)	—
Total comprehensive loss	$(8,181)	$(11,420)	$(33,078)	$(29,733)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(7,986)	$(11,420)	$(32,908)	$(29,733)
Deemed dividend from exchange of convertible preferred stock	—	—	(9,050)	—
Net loss attributable to common stockholders	$(7,986)	$(11,420)	$(41,958)	$(29,733)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(6.54)	$(5.11)	$(18.15)
Weighted average common stocks outstanding, basic and diluted	20,677,392	1,745,404	8,211,003	1,638,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

For the three months ended September 30, 2020 and 2019

(In thousands, except for share amounts)

(Unaudited)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Consolidated Members’ and Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at June 30, 2019	3,000,000	$5,900	14,609,335	$29,016	9,605,905	$38,735	3,059,695	$14,024	—	$—	1,697,293	$—	1,442	$(53,523)	$—	$(52,081)

Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	55,395	110	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of Stock Options	—	—	—	—	—	—	—	—	—	—	75,565	—	43	—	—	43
Vesting Restricted Stock	—	—	—	—	—	—	—	—	—	—	91,828	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	234	—	—	234
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,420)	—	(11,420)
Balance at September 30, 2019	3,000,000	$5,900	14,664,730	$29,126	9,605,905	$38,735	3,059,695	$14,024	—	$—	1,864,686	$—	$1,719	$(64,943)	$—	$(63,224)

Balance at June 30, 2020	3,000,000	$5,900	12,842,112	$25,509	16,009,845	$64,718	3,059,695	$14,025	15,527,943	$101,180	2,035,956	$—	774	$(108,094)	$31	$(107,289)
Exercise of Stock Options	—	—	—	—	—	—	—	—	—	—	51,518	—	110	—	—	110
Vesting Restricted Stock	—	—	—	—	—	—	—	—	—	—	70,852	—	111	—	—	111
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,328	—	—	2,328
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(195)	(195)
Issuance of shares in connection with initial public offering net of underwriting discounts and offering costs of $17,003	—	—	—	—	—	—	—	—	—	—	9,987,520	1	182,746	—	—	182,747
Conversion of convertible preferred stock into common stock	(3,000,000)	$(5,900)	(12,842,112)	$(25,509)	(16,009,845)	$(64,718)	(3,059,695)	$(14,025)	(15,527,943)	$(101,180)	31,625,534	3	211,329	—	—	211,332
Issuance of shares in concurrent private placement	—	—	—	—	—	—	—	—	—	—	676,354		13,527			13,527
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,986)	—	(7,986)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	44,447,734	4	$410,925	$(116,080)	$(164)	$294,685

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY (continued)

For the nine months ended September 30, 2020 and 2019

(In thousands, except for share amounts)

(Unaudited)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Consolidated Members’ and Stockholders’ Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	3,000,000	$5,900	14,498,547	$28,794	9,605,905	$38,735	—	$—	—	$—	1,479,188	$—	774	$(35,210)	$—	$(34,436)
Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	166,183	332	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 Preferred Stock, net of issuance costs of $49	—	—	—	—	—	—	3,059,695	14,024	—	—	—	—	—	—	—	—
Exercise of Stock Options	—	—	—	—	—	—	—	—	—	—	77,616	—	46	—	—	46
Vesting Restricted Stock	—	—	—	—	—	—	—	—	—	—	307,882	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	899	—	—	899
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,733)	—	(29,733)
Balance at September 30, 2019	3,000,000	$5,900	14,664,730	$29,126	9,605,905	$38,735	3,059,695	$14,024	—	$—	1,864,686	$—	$1,719	$(64,943)	$—	$(63,224)

Balance at December 31, 2019	3,000,000	$5,900	14,720,126	$29,237	14,827,580	$59,918	3,059,695	$14,025	—	$—	1,929,516	$—	2,044	$(76,456)	$6	$(74,406)
Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	110,788	222	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net of issuance costs of $0	—	—	—	—	1,182,265	4,800	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $320	—	—	—	—	—	—	—	—	13,539,141	88,180	—	—	—	—	—	—
Exchange of Series A Convertible Preferred Stock for Series C Preferred Convertible Preferred Stock	—	—	(1,988,802)	(3,950)	—	—	—	—	1,988,802	13,000	—	—	(2,333)	(6,716)	—	(9,049)
Exercise of Stock Options	—	—	—	—	—	—	—	—	—	—	67,623	—	138	-	—	138
Vesting Restricted Stock	—	—	—	—	—	—	—	—	—	—	161,187	—	110	—	—	110
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,363	—	—	3,363
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	-	—	(170)	(170)
Issuance of shares in connection with initial public offering net of underwriting discounts and offering costs of $17,003	—	—	—	—	—	—	—	—	—	—	9,987,520	1	182,747	—	—	182,748
Conversion of convertible preferred stock into common stock	(3,000,000)	(5,900)	(12,842,112)	(25,509)	(16,009,845)	(64,718)	(3,059,695)	(14,025)	(15,527,943)	(101,180)	31,625,534	3	211,329	—	—	211,332
Issuance of shares in concurrent private placement	—	—	—	—	—	—	—	—	—	—	676,354		13,527	—	—	13,527
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,908)	—	(32,908)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	44,447,734	$4	$410,925	$(116,080)	$(164)	$294,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(32,908)	$(29,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,363	899
Depreciation and amortization	1,266	464
Non-cash research and development expense	332	332
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,440)	(384)
Other receivables—due from related parties	—	148
Contract asset—due from related parties	(577)	—
Accounts payable	523	(503)
Accrued expenses and other current liabilities	2,268	2,686
Deferred revenue	129,328	54,825
Operating lease right-of-use assets	8,330	493
Operating lease liabilities	(2,287)	(489)
Other non-current assets and liabilities	—	(32)
Net cash provided by operating activities	$108,198	$28,706
Investing activities
Purchase of property and equipment, net	(7,659)	(333)
Purchase of marketable securities	(460,939)	(78,112)
Maturities of marketable securities	50,000	—
Net cash used in investing activities	$(418,598)	$(78,445)
Financing activities
Proceeds from the issuance of Series B-1 Convertible Preferred Stock, net of issuance costs	4,800	14,025
Proceeds from the issuance of Series C Convertible Preferred Stock, net of issuance costs	88,181	—
Proceeds from stock option exercises	138	46
Payments on financing leases	(402)	(253)
Proceeds from initial public offering, net of underwriting discounts and offering costs	182,748	—
Proceeds from concurrent private placement	13,527	—
Net cash provided by financing activities	$288,992	$13,818
Net increase in cash, cash equivalents and restricted cash	(21,408)	(35,921)
Cash, cash equivalents and restricted cash at beginning of period	77,789	41,459
Cash, cash equivalents and restricted cash at end of period	$56,381	$5,538
Supplemental disclosure of cash flow activities
Cash paid for interest	$88	$—
Supplemental disclosure of noncash investing activities
Property and equipment purchases included in accounts payable and accrued expenses	$797	$—
Supplemental disclosure of noncash operating activities
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$201
Tenant improvement receivable included in other assets	$139	$—
Reduction of right-of-use asset and liability due to lease modification	$2,161	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30,
	2020	2019
Cash and cash equivalents	$54,593	$5,339
Restricted cash	1,788	199
Total cash, cash equivalents, and restricted cash	$56,381	$5,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Kymera Therapeutics, Inc., together with its subsidiary Kymera Securities Corporation, is referred to on a consolidated basis as the “Company”. The Company is a biopharmaceutical company focused on discovering and developing small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural cellular process, a method known as targeted protein degradation. The Company has devoted its efforts principally to research and development since formation. The Company has not yet completed product development, filed for or obtained regulatory approvals for any products, nor verified the market acceptance and demand for such products. As a result, the Company is subject to a number of risks common to emerging companies in the biotech industry. Principal among these risks are the uncertainties of the product discovery and development process, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors, protection of proprietary technology, compliance with government regulations and approval requirements, the Company’s ability to access capital and uncertainty of market acceptance of products.

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $116.1 million as of September 30, 2020. The Company has funded these losses principally through issuance common stock, including its initial public offering (“IPO), which was completed in August 2020, preferred stock, convertible notes and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of September 30, 2020, the Company had cash, cash equivalents and marketable securities of $481.3 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

The Company expects to finance the future research and development costs of its product portfolio with its existing cash, cash equivalents and marketable securities, or through strategic financing opportunities that could include, but are not limited to future offerings of its equity, collaboration agreements, or the incurrence of debt. However, there is no guarantee that any of these strategic or financing opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders. If the Company fails to obtain additional future capital, it may be unable to complete its planned preclinical studies and clinical trials.

Reverse Stock Split

On August 20, 2020, the Board approved a 1-for-1.5949 reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each of the Company’s outstanding series of preferred stock.  All share and per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Initial Public Offering

On August 20, 2020, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on August 25, 2020, the Company issued and sold 9,987,520 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 1,302,720 shares, at a public offering price of $20.00 per share and the aggregate gross proceeds before deducting before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the IPO, the Company issued and sold 676,354 shares of common stock at $20.00 per share in a private placement to Vertex.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note, and elsewhere in the accompanying condensed consolidated financial statements and notes.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Kymera Securities Corporation. All intercompany transactions and balances have been eliminated in consolidation. The Company’s significant accounting policies are disclosed in the audited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Since the date of such audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies except as noted below.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on August 21, 2020.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of September 30, 2020, and the results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019.  The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ended December 31, 2020 or for any future period.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. These assets include investments in money market funds that invest in U.S. Treasury obligations and corporate bonds. The Company maintains its bank accounts at major financial institutions.

Restricted Cash

Restricted cash represents the cash held to secure letters of credit associated with the Company’s facility leases.

Common and Preferred Stock Valuation

The Company utilized significant estimates and assumptions in determining the fair value of its equity and equity-based awards. The Company utilized various valuation methodologies in accordance with the framework of the 2013 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its equity awards.

The Company used a hybrid of the probability-weighted expected returns method (“PWERM”), and the option pricing method (“OPM”) when allocating enterprise value to classes of securities.

Under the probability-weighted expected return method, or PWERM, the value of an enterprise, and its underlying common securities, are estimated based on an analysis of future values for the enterprise, assuming various outcomes. The value of the common securities is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes and the rights of each class of equity. The future values of the common securities under the various outcomes are discounted back to the valuation date at an appropriate risk-adjusted discount rate and then probability weighted to determine the value for the common securities.

The option pricing method, or OPM, treats common securities and preferred securities as call options on the enterprise’s equity value, with exercise prices based on the liquidation preferences of the preferred securities. Under this method, the common securities

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

have value only if the funds available for distribution to shareholders exceed the value of the liquidation preferences at the time of a liquidity event. The Black-Scholes model is used to price the call option, and the model includes assumptions for the time to liquidity and the volatility of equity value.

The hybrid method is a hybrid between the PWERM and OPM, estimating the probability-weighted value across multiple scenarios but using the OPM to estimate the allocation of value within one or more of those scenarios.

Valuations performed in the year ended December 31, 2019 and the nine months ended September 30, 2020, used a hybrid of the PWERM and OPM when allocating the Company’s enterprise value to classes of securities.

When using the hybrid method, the Company assumed two scenarios: an IPO scenario and a trade-sale scenario. The IPO scenario estimated an equity value based on the guideline public company method under a market approach. The guideline public companies considered for this scenario consist of biopharmaceutical companies with recently completed initial public offerings. The Company converted its estimated future value in an IPO to present value using a risk-adjusted discount rate. The equity value for the trade-sale scenario was estimated using the price of a recently issued preferred security, as well as a milestone-based tranche closing. The Company utilized an option pricing model to quantify or attribute value to these economic rights of convertible preferred stock vs. the common stock (e.g. liquidation preferences, dividend provisions, participation rights after liquidation preferences.)

In the OPM, volatility is estimated based on the trading histories of selected guideline public companies. The relative probability of each scenario was determined based on an assessment of then-current market conditions and the Company’s expectations as to timing and prospects of an IPO.

Each valuation methodology includes estimates and assumptions that require significant judgment. These estimates and assumptions include a number of objective and subjective factors, including the prices at which shares were traded between holders of the Company, external market conditions, the prices at which the Company sold convertible preferred shares, the superior rights and preferences of securities senior to common shares at the time, and the likelihood of achieving a voluntary or involuntary liquidity event.

Significant changes to the key assumptions used in the valuations could result in different fair values of common shares at each valuation date, as applicable.

Comprehensive Loss

Comprehensive loss includes net loss as well as unrealized gains on marketable securities and other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. The Company adopted as of January 1, 2020 and it did not have a significant impact on its financial position or results of operation

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard will align the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. The Company adopted as of January 1, 2020 and it did not have a significant impact on its financial position or results of operation.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The new standard will be effective beginning January 1, 2020. The Company adopted as of January 1, 2020 and it did not have a significant impact on its financial position or results of operation.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. As an emerging growth company, the Company expects to delay adoption until January 1, 2023 and is evaluating the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$17,208	$—	$—	$17,208
Corporate bonds	—	13,788	—	13,788
Marketable securities, current
US treasuries	191,286	—	—	191,286
Corporate bonds	—	47,962	—	47,962
Marketable securities, non-current
US treasuries	154,696	—	—	154,696
Corporate bonds	—	32,768	—	32,768
Restricted cash	1,788	—	—	1,788
Total	$364,978	$94,518	$—	$459,496

	Fair Value Measurements at December 31, 2019:
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$15,942	$—	$—	$15,942
Restricted cash	1,774	—	—	1,774
Total	$17,716	$—	$—	$17,716

During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at September 30, 2020 and December 31, 2019 and (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2020
U.S. treasury securities	$346,066	$—	$(84)	$345,982
Corporate securities	80,814	—	(86)	80,728
Total	$426,880	$—	$(170)	$426,710

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2019
U.S. treasury securities	$15,936	$6	$—	$15,942
Total	$15,936	$6	$—	$15,942

As of September 30, 2020, the Company held 60 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $377.4 million. As of December 31, 2019, the Company did not hold any securities that were in an unrealized loss position.

As of September 30, 2020, the Company had 42 securities with a fair value of $253.0 million with a contractual maturity of less than 12 months and 26 securities with a fair value of $187.5 million with a contractual maturity of greater than 12 months. As of December 31, 2019, all of the Company’s marketable securities had remaining contractual maturity dates of less than one year from the condensed consolidated balance sheet date. There were no sales of marketable securities during the nine months ended September 30, 2020 and year ending December 31, 2019.

The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 60 securities in an unrealized loss position as of September 30, 2020, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believe that it will be able to collect both principal and interest amounts due to it at maturity.

5. Collaborations

Sanofi Collaboration Arrangement

Agreement Terms

On July 7, 2020, the Company entered into a collaboration agreement, or the Sanofi Agreement, with Sanofi, to co-develop drug candidates directed to two biological targets. Under the Sanofi Agreement, the Company granted to Sanofi a worldwide exclusive license to develop, manufacture and commercialize certain lead compounds generated during the collaboration directed against IRAK4, or Collaboration Target 1, and one additional undisclosed target in an undisclosed field of use, or Collaboration Target 2. Such license is exercisable on a collaboration target-by-collaboration target basis only after specified milestones. For compounds directed against IRAK4, the field of use includes diagnosis, treatment, cure, mitigation or prevention of any diseases, disorders or conditions, excluding oncology and immune-oncology.

Pursuant to the Sanofi Agreement, the Company is responsible for discovery and preclinical research and conducting a phase 1 clinical trial for at least one degrader directed against IRAK4 plus up to three backup degraders. With respect to both targets, Sanofi is responsible for development, manufacturing, and commercialization of product candidates after a specified development milestone occurs with respect to each collaboration candidate.

In addition, pursuant to the Sanofi Agreement, Sanofi will grant to the Company an exclusive option, or Opt-In Right, exercisable on a collaboration target-by-collaboration target basis that will include the right to (i) to fund 50% of the United States development costs for collaboration products directed against such target in the applicable field of use and (ii) share equally in the net profits and net losses of commercializing collaboration products directed against such target in the applicable field of use in the United States. In addition, if the Company exercises the Opt-In Right, Sanofi will grant to the Company an exclusive option, applicable to each collaboration target, which upon exercise will allow the Company to conduct certain co-promotion activities in the field in the United States.

The Sanofi Agreement, unless earlier terminated, will expire on a product-by-product basis on the date of expiration of all payment obligations under the Sanofi Agreement with respect to such product. The Company or Sanofi may terminate the agreement upon the other party’s material breach or insolvency or for certain patent challenges. In addition, Sanofi may terminate the agreement for convenience or for a material safety event upon advance prior written notice, and the Company may terminate the agreement with respect to any collaboration candidate if, following Sanofi’s assumption of responsibility for the development, commercialization or manufacturing of collaboration candidates with respect to a particular target, Sanofi ceases to exploit any collaboration candidates directed to such target for a specified period.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to the Company an upfront payment of $150.0 million. The Company will also be reimbursed for certain research activities for a certain backup degrader under the IRAK4 program, unless certain criteria are not met for an initial IRAK4 degrader. In addition to the upfront payment and the reimbursements, the Company is eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. The Company will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. The Company will be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

Accounting Treatment

The Company analyzed the discovery and pre-clinical research activities as well as the exclusive license grants under the Sanofi Agreement and concluded that the arrangement was indicative of a vendor-customer relationship and would be accounted for under ASC 606.

The Company identified the following material promises under the arrangement: (1) research services for Collaboration Target 1, (2) research license for Collaboration Target 1, (3) exclusive license for Collaboration Target 1, (4) research services for Collaboration Target 2, (5) research license for Collaboration Target 2, (6) exclusive license for Collaboration Target 2, (7) option to extend the research term, and (8) optional research services during the development period.

The Company determined that Collaboration Targets 1 and 2 are distinct from each other. The research associated with degraders directed to each target is at different stages and the licensed field, should development activities be successful, are different from each other. As such, all promises associated with each target are considered distinct from promises associated with the other target.

The research and development services for each collaboration target were determined not to be distinct from the research license and the exclusive license and have been combined into a single performance obligation for each collaboration target. That is, two performance obligations were identified, the combined research services, research license and exclusive license for Collaboration Target 1 and the combined research services, research license and exclusive license for Collaboration Target 2. The exclusive license for each target is not distinct from the pre-clinical and clinical research and development services under the Sanofi Agreement, primarily due to the highly specialized nature of the research and novel technology involved with developing protein degraders – the pre-clinical activities and studies and first phase 1 clinical trial could not be conducted by another party in the manner required.

The option to extend the research term and optional research services during the development period were evaluated as material rights. The fees associated with each option are at or above the standalone selling price. As such, the underlying options are not performance obligations and fees associated with each option are excluded from the transaction price until the underlying option is exercised.

The Company determined the total transaction price to be $150.0 million, which consists solely of the upfront payment. All milestones payments and option payments are constrained as the achievement of such milestones are contingent upon the success of the underlying research and development activities and are generally outside the control of the Company. The reimbursement of costs for the IRAK4 backup degrader is also treated as constrained variable consideration as the criteria for reimbursement may not always be met, under which circumstances the Company would be responsible for the costs related to the backup degrader. Upon becoming unconstrained, the reimbursement consideration will be added to the transaction price and allocated to Collaboration Target 1.

The Company allocated the upfront payment to each performance obligation based on the relative standalone selling price, as follows:

•	Collaboration Target 1: $120.0 million
•	Collaboration Target 2: $30.0 million

The Company determined the allocation of the $150.0 million transaction price between Collaboration Target 1 and Collaboration Target 2 based on the value of the research and development for the programs from projected research and development costs for each collaboration target plus a developer’s profit and the total potential milestones for each collaboration target.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligation has not been fully satisfied as of September 30, 2020. In the three and nine months ended September 30, 2020, the Company recognized $10.9 million in revenue under the Sanofi Agreement, of which $10.2 million was associated with Collaboration Target 1 and $0.7 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at September 30, 2020 is $139.7 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of three years as of September 30, 2020.

Any consideration related to performance based milestones will be recognized when the risk of probable reversal is resolved, at which point the Company shall adjust the transaction price determined for the agreement accordingly and recognize revenue on a cumulative-catch up basis, reallocating the revised arrangement consideration to the performance obligations. Any consideration related to sales milestone payments and royalties will be recognized when the related milestone events or sales occur and therefore are recognized at the later of when the related sales occur or the relevant performance obligation is satisfied. As part of its evaluation of constraining the milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company

Sanofi participated in the Company’s Series B Convertible Preferred Stock offering and as a result of this, is considered a related party.

Vertex Agreement

On May 9, 2019 (the “Effective Date”), the Company entered into a collaboration agreement (the “Vertex Agreement”) with Vertex to advance small molecule protein degraders against up to six targets. Under the Vertex Agreement, Vertex has the exclusive option to license the rights to the product candidates developed for the designated targets at which point Vertex will control development and commercialization. Pursuant to the Vertex Agreement, the Company is only responsible for discovery and preclinical research on the targets, and Vertex is responsible for development, manufacturing, and commercialization of the product candidates after it exercises its option to license. The initial research term of the collaboration is four (4) years, extendable for an additional one (1) year period upon mutual agreement by the parties and payment by Vertex of certain per-target fees.

Vertex provided the Company with a non-refundable upfront payment of $50.0 million and purchased 3,059,695 shares of the Company’s Series B-1 Convertible Preferred Stock (“Series B-1”) at $6.54 a share, pursuant to a separate, but simultaneously executed Share Purchase Agreement. The shares were purchased at a premium of $5.9 million, which was included in the transaction price and will be recognized as revenue over the period of performance. As a result of this purchase, Vertex is considered a related party.

The Company is eligible to receive up to $170.0 million in payments per target, including development, regulatory and commercial milestones as well as option exercise payments. In addition, Vertex is obligated to pay the Company tiered royalties on future net sales on any products that may result from the Vertex Agreement. None of the payments under the Vertex Agreement are refundable. The Company may also perform follow-on research for an optioned target upon Vertex’s request and at Vertex’s expense.

The term of the Vertex Agreement began on the Effective Date and expires upon the expiration of all payment obligations from Vertex to Company under the Vertex Agreement or, if Vertex does not exercise any of its options, the lapse of all Vertex’s option rights under the Vertex Agreement. Vertex also has the ability to terminate for convenience with prior written notice to the Company, and either party may terminate for an uncured material breach.

Accounting Treatment

The Company analyzed the joint research activities required under the Vertex Agreement and concluded that the arrangement was indicative of a vendor-customer relationship and would be accounted for under ASC 606.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company identified the following material promises under the arrangement: (1) the non-exclusive, royalty-free research license; and (2) the research and development services to be performed on up to six targets; and (3) the option to license each of the targets for development, manufacturing, and commercialization efforts. The research and development services were determined not to be distinct from the research and development license and have been combined into a single performance obligation. The Company determined that the option to license the targets in the future was not priced at a discount, and that the option exercise fee for each target is at or above the standalone selling price for research at this stage of development; as such, the options and the underlying licenses are excluded from the performance obligation and the option exercise fees are excluded from the transaction price until the underlying option is exercised.

As part of its evaluation of constraining the research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company.

At the commencement of the arrangement, two units of accounting were identified, the issuance of 3,059,695 shares of the Company’s Series B-1 Convertible Preferred Stock and the research activities the Company will perform over the Research Term. The Company determined the total transaction price to be $55.9 million, which consists of $5.9 million attributed to the premium from the Series B-1 shares sold to Vertex and the $50.0 million upfront payment. To determine the fair value of the Series B-1 issued to Vertex, the Company performed a valuation of the shares of the Company’s common and preferred stock, which took into consideration recent financings, and the Company’s recent development and future exit strategies, as well as a discount for lack of marketability.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as of September 30, 2020. During the three and nine months ended September 30, 2020 and 2019, the Company recognized $3.6 million and $1.0 million, and $10.3 million and $1.1 million respectively, in revenue under the Vertex Agreement. All $10.3 million revenue recognized in the nine months ended September 30, 2020 was recognized from amounts that were recorded in deferred revenue as of December 31, 2019. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at September 30, 2020 and December 31, 2019 and September 30, 2020 is $42.6 million and $53.0 million, respectively. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term, which is a maximum of 2.6 years as of September 30, 2020.

Any consideration related to sales milestone payments (including royalties) will be recognized when the related milestone events or sales occur and therefore are recognized at the later of when the related sales occur or the relevant performance obligation is satisfied.

Compound Collaboration

In October 2017, the Company entered into a collaboration agreement (the “Collaboration”) with a pharmaceutical company to jointly identify, research and conduct preclinical development of collaboration compounds against specified collaboration targets to identify drug candidates. Under the terms of the Collaboration, both parties provided one another with a non-exclusive, royalty-free, sub-licensable research and development license to each party’s intellectual property to develop five agreed-upon collaboration targets, as well as an exclusive, royalty-bearing development and commercialization license to sell any licensed products that stem from such research. The parties also have the ability to nominate additional collaboration targets if agreed-upon, as long as there are no more than five targets at any given time.

In exchange for the non-exclusive license rights, the Company provided the pharmaceutical company with an equity grant and is required to make tiered royalty payments based on net sales of all products licensed under the agreement in the low single-digit percentages. In conjunction with the Collaboration, the Company initially issued 886,305 Series A Preferred Units (“Series A Preferred Units”) to the pharmaceutical company. On November 1, 2018, these Series A Preferred Units were exchanged on a one-for-one basis for shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). These shares vest in equal installments over three years. The Company is recording expense over the remaining vesting period based on the fair value of the shares under the Collaboration. The Company recorded $0.3 million to research and development expense related to the vesting of 166,183 shares of Series A Preferred Stock for each of the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, all shares under the Collaboration were fully vested and all expense had been recognized.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The royalty payments are contingent and as such are not being recorded until incurred. The Company determined that the license is representative of an in-process research and development asset, with no future alternative use. As such, the Company records the expense related to the vesting of shares of Series A Preferred Stock as research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

The Collaboration can be terminated by either party for convenience with 60-days written notice and may also be terminated in the event of a material breach.

The following table presents the changes in accounts receivable, contract assets and liabilities for the nine months ended September 30, 2020 (in thousands)

	Balance at December 31, 2019	Additions	Deductions	Balance at September 30, 2020
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$150,000	$(150,000)	$—
Unbilled receivables - Sanofi	—	577	—	577
Total accounts receivable and contract assets	$—	$150,577	$(150,000)	$577
Contract Liabilities:
Deferred Revenue - Vertex	$52,991	$—	$(10,373)	$42,618
Deferred Revenue - Sanofi	—	150,577	(10,876)	139,701
Total contract liabilities	$52,991	$150,577	$(21,249)	$182,319

6. Property and Equipment

Property and equipment consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Lab and office equipment under and financing right-of-use asset	$2,771	$2,751
Lab equipment	1,478	919
Computer equipment	89	71
Furniture & fixtures	861	104
Leasehold improvements	6,820	545
Assets not yet in service	617	453
Total property and equipment	12,636	4,843
Less accumulated depreciation	(1,652)	(1,049)
Property and equipment, net	$10,984	$3,794

Depreciation expense for the three-months ended September 30, 2020 and 2019 was $0.5 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $1.3 million and $0.5 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under financing leases with a cost basis as of September 30, 2020 and December 31, 2019 of $2.8 million and accumulated amortization expense of $1.0 million and $0.5 million, respectively.

Amortization expense related to right-of-use assets during the three months ended September 30, 2020 and 2019 was $0.2 million and $0.1 million, respectively. Amortization expense related to right-of-use assets during the nine months ended September 30, 2020 and 2019 was $0.5 million and $0.2 million, respectively, and is included in depreciation expense.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Leases

In February 2018, the Company entered into a noncancelable facility lease agreement (the “Lease”) for 9,836 square feet of research and development and office space in Cambridge, Massachusetts. In March 2020, the Company signed a termination agreement for this lease which was determined to be a lease modification that resulted in a reduction of the right-of-use asset and liability of $2.2 million. The lease termination was effective July 31, 2020 and the Company no longer has any obligations under the Lease.

In accordance with the lease agreement, the Company was required to maintain a security deposit and provided a letter of credit to the landlord for $0.2 million, which was recorded in other assets as of December 31, 2019 and other current assets as of September 30, 2020. In October 2020, the Company was released from the security deposit and letter of credit and collected the $0.2 million previously classified in other current assets.

In April 2019, the Company entered into a facility sublease agreement (the “Sublease”) for 1,471 square feet of office space in Cambridge, Massachusetts. The term of the lease began on June 24, 2019 and terminated on June 30, 2020, and following termination, the Company had no further obligations under the Sublease. The Sublease required the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts were considered variable lease costs and, therefore, are not included in the measurement of the lease and are instead recognized to expense as incurred.

In October 2019, the Company entered into a noncancelable facility lease agreement (the “New Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the New Lease is 120 months and expires on March 31, 2030. The New Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The New Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. The Company will receive a tenant incentive allowance of $5.5 million in 2020 as the tenant improvements are completed and submitted for reimbursement. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is recorded in other assets as of September 30, 2020.

The Company has received $5.3 million of cash reimbursements from the landlord through September 30, 2020. The tenant improvement receivable in other current assets is $0.2 million at September 30, 2020.

The Company’s financing lease obligations consist of certain property and equipment financed through capital leases.

The components of the lease costs for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30, 2020		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$606	$247	$2,195	$674
Financing lease costs:
Amortization of right-to-use assets, financing leases	183	80	539	239
Interest expense for financing lease liabilities	29	4	94	16
Variable lease costs	216	103	431	286
Total lease costs	$1,034	$434	$3,259	$1,215

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental cash flow information relating to the Company’s leases for the nine months ended September 2020 and 2019 was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in (provided by) operating leases	$(3,793)	$607
Operating cash flows used in finance leases	$437	$253
Financing cash flows used in finance leases	$94	$16

Weighted average remaining lease terms and discount rates as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Remaining lease term:
Operating lease	9.59 Years	9.7 Years
Financing lease	2.99 Years	3.7 Years
Discount Rate:
Operating lease	10.5%	10.3%
Financing lease	8.1%	7.8%

The undiscounted future lease payments for operating and finance leases as of September 30, 2020, were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2020 (excluding the nine months ended September 30, 2020)	$797	$178
2021	2,691	712
2022	2,581	459
2023	2,659	245
2024	2,732	—
Thereafter	15,739	—
Total minimum lease payments	27,199	1,594
Less amounts representing interest or imputed interest	(10,139)	(150)
Present value of lease liabilities	$17,060	$1,444

8. Accrued Expenses

Accrued expenses consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Research and development expenses	$3,794	$2,617
Payroll and payroll-related	1,705	1,256
Professional fees	1,663	606
Other	712	89
Accrued expenses	$7,874	$4,568

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Other Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal proceedings, claims and litigation as the Company operates in an industry susceptible to patent legal claims. The Company accounts for estimated losses with respect to legal proceedings and claims when such losses are probable and estimable. Legal costs associated with these matters are expensed when incurred. The Company is not currently a party to any legal proceedings.

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2020 or December 31, 2019.

10. Convertible Preferred Stock

Immediately prior to the IPO, the Company’s Articles of Association (the “Articles”), as further amended and restated (the “2018 Amended Articles”), authorized a total of 52,483,788 convertible preferred stocks with a par value of $0.0001 per share, of which 3,000,000 shares have been designated as Series Seed Preferred Stock, 14,886,305 shares have been designated as Series A Preferred Stock, 16,009,845 shares have been designated as Series B Preferred Stock, 3,059,695 shares have been designated as Series B-1 Preferred Stock and 15,527,943 shares have been designated as Series C Preferred Stock. The Series A, Series B, Series B-1 and Series C convertible preferred stocks will be collectively referred to as the Convertible Preferred Stock.

In January 2020, the Company issued 1,182,265 shares of Series B Preferred Stock at $4.06 per share to complete the second closing of the Series B Preferred Stock issuance for total proceeds of $4.8 million. The issuance costs related to the second tranche was insignificant.

In March 2020, the Company executed a Series C Preferred Stock Purchase Agreement (the “Series C SPA”) to issue 13,539,141 shares of Series C Preferred Stock at a purchase price of $6.5366 per share for a total consideration of $88.2 million, net of issuance costs of $0.3 million. In conjunction with the Series C SPA, the Company exchanged 1,988,802 shares of Series A Preferred Stock for an equal number of shares of Series C Preferred Stock related to a transaction amongst investors. This resulted in a total issuance of 15,527,943 shares of Series C Preferred Stock. The fair value of the shares of Series C Preferred Stock issued exceeded the carrying value of the shares of Series A Preferred Stock exchanged by $9.1 million, which was recognized as a deemed dividend through a reduction of $2.3 million to additional paid-in capital and an increase of $6.7 million to the accumulated deficit. The $9.1 million deemed dividend increased the net loss for the nine months ended September 30, 2020 to arrive at net loss attributable to common stockholders in the calculation of earnings per share.

In connection with the Company’s August 21, 2020, IPO all issued and outstanding Convertible Preferred Stock of 50,439,595 were converted to 31,625,534 shares of the Company’s common stock and are no longer issued or outstanding as of September 30, 2020.

11. Equity-Based Compensation

2018 Stock Option and Grant Plan

In November 2018, the Company adopted, and its stockholders approved, the 2018 Stock Option and Grant Plan (the “2018 Plan”), which provides for the granting of stock options and other equity-based awards at the discretion of the Board of Directors or any subcommittee of the Board of Directors to its employees, officers, directors, and independent contractors. No further grants will be made under the 2018 Plan. However, the 2018 Plan will continue to govern outstanding equity awards granted thereunder. To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2018 Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Option and Incentive Plan. Following the completion of the Company’s initial public offering no additional shares will be granted under the 2018 Plan. However, the 2018 Plan will continue to govern outstanding equity awards granted thereunder.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s board of directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2020, there were an aggregate of 3,340,887 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the least of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

Stock Options

A summary of stock option activity under the 2020 Stock Option and Grant Plan during the nine months ended September 30, 2020 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,945,297	$2.03	8.93	$7,798
Granted	2,962,369	11.20
Exercised	(67,623)	2.04
Forfeited	(188,318)	2.69
Outstanding at September 30, 2020	5,651,725	$6.81	9.29	$144,110
Exercisable at September 30, 2020	1,268,030	$2.82	8.96	$37,394

The intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 $0.5 million and $0.1 million, respectively.

The weighted-average fair value of options granted during the three- and nine-months ended September 30, 2020 and 2019 was $12.04 and $1.65 and $7.63 and $1.67, respectively.

As of September 30, 2020, the total unrecognized stock-based compensation expense for unvested stock options was $23.2 million, which is expected to be recognized over 3.4 years. The total fair value of stock options vested during the three-and nine- months end September 30, 2020 and 2019 was $1.9 million and $0.1 million and $2.7 million and $0.5 million, respectively.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table outlines our equity-based compensation expense for stock options for the three- and nine-months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$635	$116	$1,263	$164
General and administrative	1,638	45	1,927	194
Total equity-based compensation	$2,273	$161	$3,190	$358

The weighted-average assumptions that the Company used in Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three- and nine-months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	20219
Expected term (in years)	5.96	6.30	6.10	6.17
Volatility	77%	70%	78%	71%
Risk-free interest rate	0.35%	1.43%	0.51%	1.89%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity under the 2018 Plan during the nine months ended September 30, 2020 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2019	232,434	$1.60
Granted	—	—
Vested	(79,428)	$1.60
Forfeited	(19,689)	$1.60
Unvested at September 30, 2020	133,317	$1.60

No restricted stock awards were granted during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, the total unrecognized stock-based compensation expense for unvested restricted stock was $0.3 million, which is expected to be recognized over 1.6 years. The total fair value of restricted stock vested during the nine months ended September 30, 2020 and 2019 was $0.1 million and $0.4 million, respectively.

During both the three months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $0.1 million for restricted stock of which $0.1 million and an immaterial amount were included research and development and general and administrative expense, respectively.  During the nine months ended September 30, 2020 and 2019, the Company recorded stock-based-compensation expense for restricted stock of $0.2 million and $0.4 million, respectively, of which $0.2 million and $0.2 million was included in research and development expense and an immaterial amount and $0.2 million was included in general and administrative expense. Included within the general and administrative stock-based compensation expense for the nine months ended September 30, 2019 was $0.1 million from a modification of an employee’s awards.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$685	$184	$1,422	$489
General and administrative	1,643	50	1,941	410
Total equity-based compensation	$2,328	$234	$3,363	$899

12. Related-Party Transactions

In addition to the collaborations discussed in Note 5, the Company had the following related party transactions for the period presented in the accompanying consolidated financial statements, which has not otherwise been discussed in these notes to the consolidated financial statements. The Company made payments of $0.8 million and $0.9 million to an investor for rent expenses during both the nine months ended September 30, 2020 and 2019, respectively.

13. Income Taxes

Income taxes for the three and nine months ended September 20, 2020 and 2019 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three and nine months end September 30, 2020 and 2019, the Company recorded income tax expense of $0 million.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses (“NOLs”) originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Such changes may result in the generation of refunds of previously paid income taxes which are expected to be received over the next eighteen months.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

14. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except for share and per share data):

	Three Months Ended, September 30		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,986)	$(11,420)	$(32,908)	$(29,733)
Deemed dividend from exchange of convertible preferred stock	—	—	(9,050)	—
Net loss attributable to common stockholders	$(7,986)	$(11,420)	$(41,958)	$(29,733)
Denominator:
Weighted average common shares outstanding, basic and diluted	20,677,392	1,745,404	8,211,003	1,638,579
Net loss per share, basic and diluted	$(0.39)	$(6.54)	$(5.11)	$(18.15)

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2020 and 2019 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2020	2019
Convertible Preferred Stock	—	30,330,330
Unvested Restricted Stock	133,317	261,354
Options to purchase Common Stock	5,651,725	1,953,647
Total	5,785,042	32,545,331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as express or implied statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”.

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and continue to apply our platform’s capabilities to additional therapeutic areas. Our initial programs include IRAK4, IRAKIMiD, and STAT3. With respect to our IRAK4 program, we are collaborating with Sanofi on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. We expect to submit an Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for KT-474 in the first half of 2021, and if cleared, to initiate a Phase 1 trial in adult healthy volunteers and hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients shortly thereafter. We also expect to submit INDs for degraders from our IRAKIMiD and STAT3 programs in the second half of 2021, and if cleared, to initiate Phase 1 trials in patients for each program shortly thereafter.

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations To date, we had received gross proceeds of $617.8 million from the sale of common stock including our August 2020 initial public offering and concurrent private placement, sales of our convertible preferred stock and through our collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Genzyme Corporation, or Sanofi.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $21.5 million and $41.2 million for the years ended December 31, 2018 and 2019, respectively, and $32.9 million and $29.7 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, as of September 30, 2020 and December 31, 2019 we had an accumulated deficit of $116.1 million and $76.5 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue preclinical activities of our initial programs, IRAK4, IRAKIMiD and STAT3, including the advancement of our IRAK4 program into a Phase 1 Clinical Trial;
•	initiate and continue research and preclinical and clinical development of our other product candidates;
•	advance the development of our product candidate pipeline;
•	continue to develop and expand our Pegasus platform to identify additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	acquire or in-license additional product candidates and technologies;
•	expand our infrastructure and facilities to accommodate our growing employee base and ongoing development activity; and
•	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
•

add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and operating as a public company.

In addition, if we obtain marketing approval for any of our lead product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain marketing approval for our drug candidates. The lengthy process of securing marketing approvals for new drugs requires the expenditure of substantial resources. Any delay or failure to obtain regulatory approvals would materially adversely affect our product candidate development efforts and our business overall. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $481.3 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

Since it was reported to have surfaced in December 2019, a novel strain of coronavirus, COVID-19, has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and governments around the world, including in the United States, Europe and Asia, have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets We expect that COVID-19 precautions will directly or indirectly impact the timeline for some of our planned clinical trials and are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. To date, we have instated some and may take additional temporary precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. These measures include devising contingency plans and securing additional resources from third-party service providers. For the safety of our employees and their families, we have temporarily reduced the presence of our scientists in our labs and continue to rely on third parties to conduct many of the experiments and studies for our research programs. Certain of our third-party service providers have also experienced shutdowns or other business disruptions. We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and planned clinical trial and other development timelines, as well as on our industry and the healthcare system.

Reorganization

We are a Delaware corporation that was incorporated in September 2015 under the name Project HSC, Inc. and in June 2016, changed our name to Project Chimera, Inc. On November 1, 2018, we completed a series of transactions, or the Reorganization, pursuant to which Kymera Therapeutics LLC, or Kymera LLC, merged with and into Kymera Therapeutics, Inc. The purpose of the Reorganization was to reorganize our corporate structure so that its existing investors would own capital stock in a corporation rather than equity interest in a limited liability company. In connection with the Reorganization, (i) the existing unitholders of Kymera LLC exchanged their units of Kymera LLC for the same number and classes of our common stock and convertible preferred stock on a one-to-one basis, with rights identical to the exchanged units of Kymera LLC; and (ii) the holders of all outstanding common incentive units of Kymera LLC exchanged their units for a combination of our restricted common stock and options to purchase our common stock. These exchanges resulted in the common incentive unit holders being given either one-for-one restricted stock for their incentive units or a split of approximately sixty to forty percent of restricted stock and options to purchase common stock based on the threshold value amount of the incentive units held by such holders.

Upon completion of the Reorganization, the historical consolidated financial statements of Kymera LLC became the historical consolidated financial statements of Kymera Therapeutics, Inc. because the Reorganization was accounted for as a reorganization of entities under common control.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our only revenues have been derived from research collaboration arrangements with Vertex and Sanofi. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of the collaboration agreements.

Vertex Collaboration Agreement

On May 9, 2019, we entered into a collaboration agreement, or the Vertex Agreement, with Vertex, to advance small molecule protein degradation against up to six targets. Under the Vertex Agreement, Vertex has the exclusive option to license the rights to the product candidates developed through the collaboration at which point Vertex will control development and commercialization. Pursuant to the Vertex Agreement, we are responsible for discovery and preclinical research on the targets, and Vertex is responsible for development, manufacturing, and commercialization of the product candidates after it exercises its option to license.

Vertex provided us with a non-refundable upfront payment of $50.0 million and purchased 3,059,695 shares of our Series B-1 convertible preferred stock at $6.54 a share, pursuant to a separate, but simultaneously executed Share Purchase Agreement. We are eligible to receive up to $170 million in payments per target, including development, regulatory, and commercial milestones, as well as option exercise payments. In addition, Vertex is obligated to pay us tiered royalties on future net sales on any products that may result from the Vertex Agreement. None of the payments under the Vertex Agreement are refundable. We may also perform follow-on research activities for an optioned target upon Vertex’s request and at Vertex’s expense.

Sanofi Agreement

On July 7, 2020, we entered into a collaboration agreement, or the Sanofi Agreement, with Sanofi to co-develop drug candidates directed to two biological targets. Under the Sanofi Agreement, we granted to Sanofi a worldwide exclusive license to develop, manufacture and commercialize certain lead compounds generated during the collaboration directed against IRAK4 and one additional undisclosed target in an undisclosed field of use. Such license is exercisable on a collaboration target-by-collaboration target basis only after a specified milestone. For compounds directed against IRAK4, the field of use includes diagnosis, treatment, cure, mitigation or prevention of any diseases, disorders or conditions, excluding oncology and immune-oncology. We are responsible for discovery and preclinical research and conducting a phase 1 clinical trial for at least one degrader directed against IRAK4 plus up to three backup degraders. With respect to both targets, Sanofi is responsible for development, manufacturing, and commercialization of product candidates after a specified development milestone occurs with respect to each collaboration candidate.

We have an exclusive option, or Opt-In Right, exercisable on a collaboration target-by-collaboration target basis that will include the right to (i) to fund 50% of the United States development costs for collaboration products directed against such target in the applicable field of use and (ii) share equally in the net profits and net losses of commercializing collaboration products directed against such target in the applicable field of use in the United States. In addition, if we exercise the Opt-In Right, Sanofi will grant to an exclusive option, applicable to each collaboration target, which upon exercise will allow us to conduct certain co-promotion activities in the field in the United States.

The Sanofi Agreement, unless earlier terminated, will expire on a product-by-product basis on the date of expiration of all payment obligations under the Sanofi Agreement with respect to such product. We or Sanofi may terminate the agreement upon the other party’s material breach or insolvency or for certain patent challenges. In addition, Sanofi may terminate the agreement for convenience or for a material safety event upon advance prior written notice, and we may terminate the agreement with respect to any collaboration candidate if, following Sanofi’s assumption of responsibility for the development, commercialization or manufacturing of collaboration candidates with respect to a particular target, Sanofi ceases to exploit any collaboration candidates directed to such target for a specified period.

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi will pay an upfront payment of $150 million. In addition to the upfront payment, we are eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will be eligible to receive certain commercial milestone payments up to $700 million in the aggregate, of which $400 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

Operating expenses

Our operating expenses since inception have consisted solely of research and development expenses and general and administrative expenses.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of targeted protein degradation therapeutics, including those in our initial programs, IRAK4, IRAKIMiD and STAT3. These research efforts and costs, which also support the development of, and enhancements to, our Pegasus platform, include external research costs, personnel costs, supplies, license fees and facility-related expenses. We expense research and development costs as incurred. These expenses include:

•	employee-related expenses, including salaries, related benefits and stock-based compensation expense, for employees engaged in research and development functions;
•	expenses incurred under agreements with organizations that support our platform program development;
•

contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance and product for our preclinical research and development programs, nonclinical studies and other scientific development services;

•	the cost of acquiring and manufacturing nonclinical trial materials, including manufacturing registration and validation batches;
•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance;
•	costs related to compliance with quality and regulatory requirements; and
•	payments made under third-party licensing agreements.

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of any future product candidates.

Our future clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	the timing and progress of nonclinical and clinical development activities;
•	the number and scope of nonclinical and clinical programs we decide to pursue;
•	the ability to raise necessary additional funds;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•	our ability to maintain our current development program and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of drug substance and drug product for use in production of our product candidates;
•	our ability to establish and maintain agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if any of our product candidates are approved;
•	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to protect our rights in our intellectual property portfolio;
•	our ability to obtain and maintain third-party insurance coverage and adequate reimbursement;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•	the impact of competition with other products;
•

the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis; and

•	our ability to maintain a continued acceptable safety profile for our therapies following approval.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs, administrative travel expenses, marketing expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of our product candidates and our continued research activities. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as legal, investor and public relations expenses associated with being a public company.

Other Income (Expense)

Interest income and expense, net

Interest income consists of interest earned on our invested cash balances.

Results of Operations

Comparison of three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019
	(in thousands)
Revenue—from related parties	$14,533	$950	$13,583
Operating expenses:
Research and development	15,778	11,310	4,468
General and administrative	6,838	1,501	5,337
Total operating expenses	22,616	12,811	9,805
Loss from operations	(8,083)	(11,861)	3,778
Interest income (expense), net	97	441	(344)
Net loss	$(7,986)	$(11,420)	$3,434

Collaboration revenue

Collaboration revenues were $14.5 million for the three months ended September 30, 2020, of which $10.9 million and $3.6 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenue was $1.0 million for the three months ended September 30, 2019 all of which were attributable to our collaboration with Vertex.

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Three Months Ended September 30,		Change
	2020	2019
	(in thousands)
External research and development costs:
IRAK4 and IRAKIMiD	$5,037	$4,438	$(599)
STAT3	1,663	1,031	(632)
Other	3,368	2,639	(729)
Internal research and development costs	5,710	3,202	(2,508)
Total research and development expenses	$15,778	$11,310	$4,468

Research and development expenses were $15.8 million for the three months ended September 30, 2020, compared to $11.3 million for three months ended September 30, 2019. The increase of $4.5 million was primarily due to higher direct expenses related to IND-enabling studies for our IRAK programs of $0.6 million and lead optimization activities for our STAT3 programs of $0.6 million, as well as increased investment in our platform, exploratory programs, and Vertex collaboration of $0.7 million. We also had a $2.5 million increase in personnel, occupancy and related costs due to increases in employee headcount in the research and development functions and our move to a new facility.

General and administrative expenses

General and administrative expenses were $6.8 million for the three months ended September 30, 2020, compared to $1.5 million for the three months ended September 30, 2019. The increase of $5.3 million was primarily due to increases in legal and professional service fees in support of operations and an increase in personnel, facility and other expenses stemming from an increase in headcount to support our growth as a public company.

Other Income (Expense), Net

Other income, net was $0.1 million for the three months ended September 30, 2020, as compared to $0.4 million for the three months ended September 30, 2019. The decrease in was primarily due to the prevailing interest rates in the respective periods.

Comparison of nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019
	(in thousands)
Revenue—from related parties	$21,249	$1,101	$20,148
Operating expenses:
Research and development	41,713	26,072	15,641
General and administrative	13,058	5,451	7,607
Total operating expenses	54,771	31,523	23,248
Loss from operations	(33,522)	(30,422)	(3,100)
Interest income (expense), net	614	689	(75)
Net loss	$(32,908)	$(29,733)	$(3,175)

Collaboration revenue

Collaboration revenues were $21.2 million for the nine months ended September 30, 2020, of which $10.9 million and $10.3 million were attributable to our collaboration agreements with Vertex and Sanofi, respectively. Collaboration revenue was $1.1 million for the nine months ended September 30, 2019, all of which was attributable to our collaboration with Vertex.

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Nine Months Ended September 30,		Change
	2020	2019
	(in thousands)
External research and development costs:
IRAK4 and IRAKIMiD	$14,236	$9,092	$(5,144)
STAT3	4,755	1,433	(3,322)
Other	7,667	7,114	(553)
Internal research and development costs	15,055	8,433	(6,622)
Total research and development expenses	$41,713	$26,072	$(15,641)

Research and development expenses were $41.7 million for the nine months ended September 30, 2020, compared to $26.1 million for the nine months ended September 30, 2019. The increase of $15.6 million was primarily due to higher direct expenses related to IND-enabling activities for our IRAK programs of $5.1 million and lead optimization activities for our STAT3 programs of $3.3 million as well as increased investment in our platform, exploratory programs, and Vertex collaboration of $0.6 million. We also had a $6.7 million increase in personnel, occupancy and related costs due to increases in employee headcount in the research and development functions and our move to a new facility.

General and administrative expenses

General and administrative expenses were $13.1 million for the nine months ended September 31, 2020, compared to $5.5 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in legal and professional service fees in support of our growth and increases in personnel, facility and other expenses stemming from an increase in headcount to support our initial public offering and operations as a public company.

Other Income (Expense), Net

Other income, net was $0.6 million for the nine months ended September 30, 2020, compared to $0.7 million for the nine months ended September 30, 2019. The decrease in was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our initial public offering, sale of our convertible preferred stock and collaboration agreements. To date, we had received gross proceeds of $617.8 million from the sale of common stock in our August 2020 initial public offering and concurrent private placement, sales of our convertible preferred stock and through our collaborations with Vertex and Sanofi. As of September 30, 2020, we had cash and cash equivalents and marketable securities of $481.3 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by operating activities	$108,198	$28,706
Cash used in investing activities	(418,598)	(78,445)
Cash provided by financing activities	288,992	13,818
Net decrease in cash, cash equivalents and restricted cash	$(21,408)	$(35,921)

Cash Flow from Operating Activities

During the nine months ended September 30, 2020, operating activities provided $108.2 million of cash, primarily resulting from $150.0 million of proceeds received under our collaboration agreement with Sanofi executed in July 2020. Cash provided by operating activities also includes an increase of accounts payable and accruals of $2.8 million, an increase in net operating assets and liabilities of $4.0 million, offset by our net loss of $32.9 million adjusted for net non-cash items of $5.0 million (primarily stock-based compensation and depreciation expense).

During the nine months ended September 30, 2019, operating activities provided $28.7 million of cash, resulting from the $55.8 million in aggregate payments received in connection with the Vertex Agreement, including the premium paid on the Series B-1 convertible preferred stock purchase. Cash provided by operating activities also includes a net increase of accounts payable and accruals of $2.2 million, an increase in net operating assets and liabilities of $0.3 million, offset by our net loss of $29.7 million adjusted for net non-cash items of $1.7 million (primarily stock-based compensation and depreciation expense).

Cash Flow used in Investing Activities

During the nine months ended September 30, 2020 cash used in investing activities was $418.6 million comprised of purchases of marketable securities of $460.9 million and purchases of property and equipment of $7.7 million offset by maturities of marketable securities of $50.0 million.

During the nine months ended September 30, 2019 cash used in investing activities was $78.4 million comprised of purchases of marketable securities of $78.1 million and purchases of property and equipment of $0.3 million.

Cash Flow from Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $289.0 million, primarily consisting of $182.7 million of net proceed received in our August 2020 initial public offering, $13.5 million from our August 2020 concurrent private place, $88.2 million of proceeds from our issuances of Series C convertible preferred stock in March 2020, net of issuance costs and $4.8 million of proceeds from the second closing of our Series B convertible preferred stock financing in January 2020, net of issuance costs.

During the nine months ended September 30, 2019, net cash provided by financing activities was $13.8 million, primarily consisting of $14.0 million of proceeds from our issuances of Series B-1 convertible preferred stock in May 2019, net of issuance costs offset by payments of financing leases of $0.3 million.

Future funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the later-stage clinical development of our product candidates. In addition, we expect to incur additional costs associated with operating as a public company.

Because of the numerous risks and uncertainties associated with the development of our product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. The timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our product candidates or any future product candidates we may develop;
•	our ability to maintain our relationships with Vertex and other key collaborators;
•

the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;

•

the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•	the effect of competing technological and market developments;
•	the costs of continuing to grow our business, including hiring key personnel and maintaining or acquiring operating space;
•	the degree of market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;
•	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing;
•	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and
•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We believe the existing cash, cash equivalents and marketable securities on enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD and STAT3 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

During the three and nine months ended September 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Other Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 21, 2020.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 21, 2020.

JOBS Act Accounting Election

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected to avail ourselves of this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, where allowable we have early adopted certain standards as described in Note 2 of our consolidated financial statements. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of September 30, 2020, we had cash and cash equivalents and marketable securities of $481.3 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts, interest-bearing savings accounts as well as U.S. government debt securities from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

All of our employees and our operations are currently located in the United States. We have, from time to time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated, and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the periods presented.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the material and other risks and uncertainties described and summarized below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes and the section  titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Special Note Regarding Forward-Looking Statements,” before you make an investment decision. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. The risks described below are not the only risks that we face. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and have not generated any revenue to date from drug sales, and may never become profitable.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation in 2015 and our initial funding in 2016, our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our drug discovery technology, developing our pipeline, building our intellectual property portfolio, and undertaking preclinical studies of our product candidates. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current or future product candidates.

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the COVID-19 pandemic. We will need to transition from a company with a research and development focus to a company capable of supporting late stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the Pegasus platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings and our initial public offering. From our inception through September 30, 2020, we raised an aggregate of $617.8 million of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi and Vertex Pharmaceuticals Incorporated, or Vertex. As of September 30, 2020, our cash and cash equivalents and investments were $481.3 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $116.1 million as of September 30, 2020. For the years ended December 31, 2018 and 2019 and the nine months ended September 30, 2019 and 2020, we reported net losses of $21.5 million, $41.2 million, $29.7 million and $32.9 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•

submit a planned Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for KT-474 in the first half of 2021 and, if allowed to proceed, initiate a clinical trial shortly thereafter;

•	continue preclinical activities of our initial IRAK4, IRAKIMiD and STAT3 programs;

•	prepare and submit INDs with the FDA for other current and future product candidates;
•	complete preclinical studies for current or future product candidates;
•	initiate and complete clinical trials for current or future product candidates;
•	expand and improve the capabilities of our Pegasus platform;
•	contract to manufacture our product candidates;
•	advance research and development related activities to expand our product pipeline;
•	seek regulatory approval for our product candidates that successfully complete clinical development;
•

develop and scale up our capabilities to support our ongoing preclinical activities and clinical trials for our product candidates and commercialization of any of our product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific and management personnel;
•	secure facilities to support continued growth in our research, development and commercialization efforts; and
•	incur additional costs associated with continuing to operate as a public company.

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to sales, marketing, product manufacturing and distribution. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of the ongoing evolution of the COVID-19 pandemic, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Risks Related to Future Financial Condition

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or future commercialization efforts.

The development of pharmaceutical drugs is capital-intensive. We are currently advancing multiple development candidates through preclinical development across a number of potential indications. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

As of September 30, 2020, we had approximately $481.3 million of cash and cash equivalents and investments. On August 25, 2020, we completed an initial public offering of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the initial public offering, the Company announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to the Company from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed on August 25, 2020. We expect that the net proceeds from our initial public offering and concurrent private placement, together with our existing cash and cash equivalents and marketable securities, as well as the upfront collaboration payment of $150.0 million we received from Sanofi in August 2020, will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and planned clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters) in response to the COVID-19 pandemic;

•	the scope, prioritization and number of our research and development programs;
•	the costs, timing and outcome of regulatory review of our current or future product candidates;
•	our ability to establish and maintain additional collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any existing or additional collaboration agreements we obtain;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the extent to which we acquire or in-license other current or future product candidates and technologies;
•	the costs of securing manufacturing arrangements for commercial production; and
•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our current or future product candidates.

Identifying potential current or future product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our current or future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional funding to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current or future product candidates. Disruptions in the financial markets in general may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of these extended transition periods, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and  make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Risks Related to Drug Development and Regulatory Approval

Risks Related to Preclinical and Clinical Development

We are very early in our development efforts. All of our product candidates are still in preclinical development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated collaboration revenue, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	our plans to submit INDs to the FDA for KT-474 and future product candidates;
•	our ability to successfully complete preclinical studies for our IRAK4, IRAKIMiD and STAT3 programs, and other current or future product candidates;
•	our successful initiation, enrollment in and completion of clinical trials, including our ability to generate positive data from any such clinical trials;
•	our ability to establish an appropriate safety profile with IND-enabling toxicology and other preclinical studies for KT-474, as well as our IRAKIMiD and STAT3 programs;
•	our ability to receive regulatory approvals from applicable regulatory authorities;
•	the initiation and successful completion of all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;
•	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
•	our ability to establish manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•	obtaining and maintaining acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	the success of our existing collaborations as well as the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;

•	our ability to enforce and defend intellectual property rights and claims; and
•	our ability maintain a continued acceptable safety profile of our product candidates following approval.

We expect to incur significant sales and marketing costs as we prepare to commercialize our current or future product candidates. Even if we initiate and successfully complete pivotal or registration-enabling clinical trials of our current or future product candidates, and our current or future product candidates are approved for commercial sale, and despite expending these costs, our current or future product candidates may not be commercially successful. We may not achieve profitability soon after generating drug sales, if ever. If we are unable to generate revenue, we will not become profitable and may be unable to continue operations without continued funding.

Our approach to the discovery and development of product candidates based on our Pegasus platform is novel and unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.

Our Pegasus platform utilizes a method known as targeted protein degradation, or TPD, to discover and develop product candidates. Our future success depends on the successful development of this novel therapeutic approach. No product candidates using TPD have been approved in the United States or Europe, and the data underlying the feasibility of developing such therapeutic products is both preliminary and limited. In addition, we have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully achieve TPD with a therapeutic result requires the successful development of heterobifunctional molecules that were intentionally designed with a rational drug development process and developing those molecules with the right combination of protein targets and E3 ligases. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover degraders by matching the right target with the ideal E3 ligase and the right linker in a timely manner, or at all. We have not yet initiated a clinical trial of any product candidate and we have not yet assessed safety of any product candidate in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our Pegasus platform, or any similar or competitive platforms, will result in the development and marketing approval of any products. Any development problems we experience in the future related to our Pegasus platform or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

We may not be successful in our efforts to identify or discover additional product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

A key element of our strategy is to apply our Pegasus platform and product pipeline to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating oncology, inflammation, immunology and genetic disease. Our research programs may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our three most advanced development programs IRAK4, IRAKIMiD, and STAT3, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases as well as numerous cancers. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We depend heavily on the successful development of our lead programs. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates, including our IRAK4, IRAKIMiD, and STAT3 programs. The preclinical studies and future clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of a New Drug Application, or an NDA, from the FDA, in the European Economic Area, or EEA, until we receive approval of a marketing authorization applications, or an MAA, from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

•

we may not be able to demonstrate that our current or future product candidates are safe and effective in treating their target indications to the satisfaction of the FDA or applicable foreign regulatory agency;

•

the results of our preclinical studies and clinical trials may not meet the level of statistical or clinical significance required by the FDA or applicable foreign regulatory agency for marketing approval;

•	the FDA or applicable foreign regulatory agency may disagree with the number, design, size, conduct or implementation of our preclinical studies and clinical trials;
•	the FDA or applicable foreign regulatory agency may require that we conduct additional preclinical studies and clinical trials;
•	the FDA or applicable foreign regulatory agency may not approve the formulation, labeling or specifications of any of our current or future product candidates;
•

the contract research organizations, or CROs, that we retain to conduct our preclinical studies and clinical trials may take actions outside of our control that materially adversely impact our preclinical studies and clinical trials;

•

the FDA or applicable foreign regulatory agency may find the data from preclinical studies and clinical trials insufficient to demonstrate that our current or future product candidates’ clinical and other benefits outweigh their safety risks;

•	the FDA or applicable foreign regulatory agency may disagree with our interpretation of data from our preclinical studies and clinical trials;
•	the FDA or applicable foreign regulatory agency may not accept data generated at our preclinical studies and clinical trial sites;
•

if our NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
•

the FDA or the applicable foreign regulatory agency may determine that the manufacturing processes or facilities of third-party manufacturers with which we contract do not conform to applicable requirements, including current Good Manufacturing Practices, or cGMPs;

•	the FDA or applicable foreign regulatory agency may be delayed in their review processes due to staffing or other constraints arising from the COVID-19 pandemic; or
•	the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our current or future product candidates. Any such setback in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

If we experience delays or difficulties in the initiation or enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

There may be delays in trial initiation, and we may not be able to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In particular, our ability to open clinical sites and enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point. Moreover, some of our competitors have ongoing clinical trials for current or future product candidates that treat the same patient populations as our current or future product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ current or future product candidates.

Patient enrollment may be affected by other factors including:

•	the size and nature of the patient population;
•	competition with other companies for clinical sites or patients;
•	the willingness of participants to enroll in our clinical trials in our countries of interest;
•	the severity of the disease under investigation;
•	the eligibility criteria for the clinical trial in question;
•	the availability of an appropriate screening test for the indications we are pursuing;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in and completion of clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients; and
•	factors we may not be able to control, such as potential pandemics that may limit subjects, principal investigators or staff or clinical site availability (e.g., the outbreak of COVID-19).

The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The precise incidence and prevalence for the indications being pursued by our current and future product candidates is currently unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader for the treatment of a broad set of immunology-inflammation diseases, such as hidradenitis suppurativa, or HS, an inflammatory skin disease, atopic dermatitis, and rheumatoid arthritis. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, its proven safety and efficacy, the diagnosis criteria included in the final label for each, whether our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients for our product candidates in the United States and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.1

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has since spread worldwide, including to Eastern Massachusetts where our primary office and laboratory space is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the U.S. and abroad, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, similar to other biopharmaceutical companies, we may experience delays in enrolling our initial clinical trials currently planned for 2021. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, the patient populations that our lead and other core product candidates target may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently being affected by the coronavirus. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•

the potential negative affect on the operations of our third-party manufacturers. For example, in February 2020, one of our vendors for active pharmaceutical ingredient, or API, starting materials based in Wuhan, China ceased its operations for several weeks due to the COVID-19 pandemic, which caused a minor delay in the delivery of API starting materials to a separate vendor who manufactures API;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials; and

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring part or all of our employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA. For example, since March 2020, foreign and domestic inspections by the FDA have largely been on hold with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

[1]

Note from GP Regulatory: Has the company taken any additional measures or dialed back any of the initial steps discussed here? Also, have there been any other supply chain or third party disruptions (such as the API vendor incident discussed below)? If so, those should be noted here.

These and other factors arising from the coronavirus could worsen. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

We have not evaluated any product candidates in human clinical trials. Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for inflammatory and autoimmune diseases, cancer or other diseases, it is likely that there may be adverse side effects associated with the use of our product candidates. Additionally, a potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in itself could cause adverse events, undesirable side effects, or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for degradation could be degraded using our degrader molecules in any of our planned or future clinical studies. There is also the potential risk of delayed adverse events following treatment using any of our current or future product candidates.

These side effects could arise due to off-target activity, allergic reactions in trial subjects, or unwanted on-target effects in the body. Results of our planned clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or future product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our current or future product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our current or future product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further development of the compound.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our current or future product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our current or future product candidates receive marketing approval and we or others identify undesirable side effects caused by such current or future product candidates after such approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw or limit their approval of such current or future product candidates;
•	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•

we may be required to change the way such current or future product candidates are distributed or administered, conduct additional clinical trials or change the labeling of the current or future product candidates;

•

regulatory authorities may require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;

•	we may be subject to regulatory investigations and government enforcement actions;
•	we may decide to remove such current or future product candidates from the marketplace;
•	we could be sued and held liable for injury caused to individuals exposed to or taking our current or future product candidates; and
•	our reputation may suffer.

We believe that any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates and could substantially increase the costs of commercializing our current or future product candidates, if approved, and significantly impact our ability to successfully commercialize our current or future product candidates and generate revenues.

Positive results from early preclinical studies of our current or future product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of our current or future product candidates. If we cannot replicate the positive results from our preclinical studies of our current or future product candidates in our future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or future product candidates.

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our current or future product candidates may not be replicated in subsequent preclinical studies or clinical trial results. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Manufacturing our current or future product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our current or future product candidates for preclinical studies and future clinical trials or for commercial purposes could be delayed or stopped.

The process of manufacturing of our current or future product candidates is complex and highly regulated.

We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third parties for the manufacture of our current or future product candidates. These third-party manufacturing providers may not be able to provide adequate resources or capacity to meet our needs and may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, either of which could significantly increase the cost of and significantly delay the manufacture of our current or future product candidates.

As our current or future product candidates progress through preclinical studies and clinical trials towards potential approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our current or future product candidates and additional bridging studies or trials may be required. Any such delay could have a material adverse impact on our business, results of operations and prospects.

Risks Related to Regulatory Approval

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our current or future product candidates, we will not be able to commercialize, or will be delayed in commercializing, our current or future product candidates, and our ability to generate revenue will be materially impaired.

Our current or future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our current or future product candidates, we must obtain marketing approval from the regulatory authorities in the relevant jurisdictions. We have not received approval to market any of our current or future product candidates from regulatory authorities in any jurisdiction, and it is possible that none of our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. As a company, we have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining regulatory approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA or equivalent application type outside the U.S., may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our current or future product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our current or future product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;

•

the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. In addition, even if we were to obtain approval, regulatory authorities may approve any of our current or future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our current or future product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our current or future product candidates, the commercial prospects for our current or future product candidates may be harmed and our ability to generate revenues will be materially impaired.

Breakthrough Therapy Designation and Fast Track Designation by the FDA, even if granted for any of our current or future product candidates, may not lead to a faster development, regulatory review or approval process, and such designations do not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We may seek a Breakthrough Therapy Designation for one or more of our current or future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our current or future product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a current or future product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our current or future product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

We may seek Fast Track Designation for one or more of our current or future product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular current or future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for certain current or future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek Orphan Drug Designation for certain of our current or future product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for certain indications of our current or future product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants Orphan Drug Designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug Designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain Orphan Drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because competing drugs containing a different active ingredient can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its Orphan Drug regulations and policies, our business could be adversely impacted.

Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our current or future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates when and if any of them are approved.

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, and continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the drug, withdrawal of the drug from the market, or voluntary drug recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of drug license approvals;
•	drug seizure or detention, or refusal to permit the import or export of drugs; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our current or future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Risks Related to Foreign Regulatory Approval and Foreign Markets

Even if we receive marketing approval for our current or future product candidates in the U.S., we may never receive regulatory approval to market our current or future product candidates outside of the U.S.

We plan to seek regulatory approval of our current or future product candidates outside of the U.S. In order to market any product outside of the U.S., however, we must establish and comply with the numerous and varying safety, efficacy and other regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product candidate testing and additional administrative review periods. The time required to obtain approvals in other countries might differ substantially from that required to obtain FDA approval. The marketing approval processes in other countries generally implicate all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. In particular, in many countries outside of the U.S., products must receive pricing and reimbursement approval before the product can be commercialized. Obtaining this approval can result in substantial delays in bringing products to market in such countries. Marketing approval in one country does not ensure marketing approval in another, but a failure or delay in obtaining marketing approval in one country may have a negative effect on the regulatory process in others. Failure to obtain marketing approval in other countries or any delay or other setback in obtaining such approval would impair our ability to market our current or future product candidates in such foreign markets. Any such impairment would reduce the size of our potential market, which could have a material adverse impact on our business, results of operations and prospects.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties that could materially adversely affect our business.

We are not permitted to market or promote any of our current or future product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our current or future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our current or future product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our current or future product candidates and ultimately commercialize our current or future product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	differing regulatory requirements in foreign countries, such that obtaining regulatory approvals outside of the U.S. may take longer and be more costly than obtaining approval in the U.S.;
•	our customers’ ability to obtain reimbursement for our current or future product candidates in foreign markets;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

Foreign sales of our current or future product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

We may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which we collectively refer to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In addition, many countries outside the U.S. have limited government support programs that provide for reimbursement of drugs such as our product candidates, with an emphasis on private payors for access to commercial products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks Related to Compliance with Healthcare and Other Regulations

Even if we are able to commercialize any current or future product candidates, such drugs may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S. and in other countries, sales of any products for which we may receive regulatory marketing approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government healthcare programs (e.g., Medicare and Medicaid), managed care providers, private health insurers, health maintenance organizations and other organizations. These third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for most patients to be able to afford treatments such as targeted protein degradation therapies.

In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Our ability to commercialize any current or future product candidates successfully also will depend in part on the extent to which coverage and reimbursement for these current or future product candidates and related treatments will be available from government authorities, private health insurers and other organizations. Moreover, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. We cannot be sure that coverage will be available for any product candidate that we commercialize. If coverage is available, but reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

In the U.S., no uniform policy exists for coverage and reimbursement for products among third-party payors. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the reimbursement rate a payor will pay for the product. One third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the medical product or service. Third-party payors may limit coverage to specific products on an approved list or formulary, which may not include all FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded product on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Further, third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Despite our best efforts, our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.

Finally, in some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, in the EU pricing and reimbursement of pharmaceutical products are regulated at a national level under the individual EU Member States’ social security systems. Some foreign countries provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A country may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Even if approved for reimbursement, historically, product candidates launched in some foreign countries, such as some countries in the EU, do not follow price structures of the U.S. and prices generally tend to be significantly lower.

Current and future healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes intended to broaden access to healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing constitutional challenges in the U.S. Supreme Court, the Trump Administration has issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and has further resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. HHS has solicited feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

Additionally, President Trump has recently signed a series of Executive Orders aimed at lowering drug prices. On July 24, 2020, President Trump signed four Executive Orders directing the Secretary of the HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On October 1, 2020, the FDA issued its final rule allowing importation of certain prescription drugs from Canada. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Our relationships with customers, health care providers, physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished future profits and earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, among others:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, offering, receiving, providing or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, or arranging for, any item, good, facility, or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations can result in significant civil monetary and criminal penalties for each violation, plus up to three times the amount of remuneration, imprisonment, and exclusion from government healthcare programs. Further, a violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which prohibits individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties for each false claim and three times the amount of the government’s damages. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes additional criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal physician payment transparency laws, including the federal Physician Payment Sunshine Act created under the ACA, which requires manufacturers of certain drugs, devices, biologics and medical supplies, among others, to track and disclose payments under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, which imposes, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain, transmit, or obtain, protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions; and

•

analogous state law equivalents of each of the above U.S. federal laws, such as state anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties, and sanctions.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading laws.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the U.S. and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing, patient support and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Other activities subject to these laws include the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, reputational harm, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Risks Related to Commercialization

Even if we receive marketing approval for our current or future product candidates, our current or future product candidates may not achieve broad market acceptance, which would limit the revenue that we generate from their sales.

The commercial success of our current or future product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our current or future product candidates among the medical community, including physicians, patients and healthcare payors. Market acceptance of our current or future product candidates, if approved, will depend on a number of factors, including, among others:

•

the efficacy of our current or future product candidates as demonstrated in clinical trials, and, if required by any applicable regulatory authority in connection with the approval for the applicable indications, to provide patients with incremental health benefits, as compared with other available medicines;

•	limitations or warnings contained in the labeling approved for our current or future product candidates by the FDA or other applicable regulatory authorities;
•	the clinical indications for which our current or future product candidates are approved;
•	availability of alternative treatments already approved or expected to be commercially launched in the near future;

•	the potential and perceived advantages of our current or future product candidates over current treatment options or alternative treatments, including future alternative treatments;
•	the willingness of the target patient population to try new therapies or treatment methods and of physicians to prescribe these therapies or methods;
•	the need to dose such product candidates in combination with other therapeutic agents, and related costs;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments;
•	pricing and cost effectiveness;
•	the effectiveness of our sales and marketing strategies;
•	our ability to increase awareness of our current or future product candidates;
•	our ability to obtain sufficient third-party coverage or reimbursement; or
•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If our current or future product candidates are approved but do not achieve an adequate level of acceptance by patients, physicians and payors, we may not generate sufficient revenue from our current or future product candidates to become or remain profitable. Before granting reimbursement approval, healthcare payors may require us to demonstrate that our current or future product candidates, in addition to treating these target indications, also provide incremental health benefits to patients. Our efforts to educate the medical community, patient organizations and third-party payors about the benefits of our current or future product candidates may require significant resources and may never be successful.

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs is highly competitive. We face and will continue to face competition from third parties that use protein degradation, antibody therapy, inhibitory nucleic acid, gene editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as small molecule inhibitors. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of new drugs.

Competitors in our efforts to develop small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., which is in clinical development, and Nurix Therapeutics, Inc., C4 Therapeutics Inc., and Vividion Therapeutics, Inc., each of which is in preclinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, IRAKIMiD and STAT3 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

Many of our current or future competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and reimbursement and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our current or future product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any current or future product candidates that we may develop.

We will face an inherent risk of product liability exposure related to the testing of our current or future product candidates in human clinical trials and will face an even greater risk if we commercially sell any current or future product candidates that we may develop. If we cannot successfully defend ourselves against claims that our current or future product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any current or future product candidates that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize any current or future product candidates that we may develop.

We do not yet maintain product liability insurance, and we anticipate that we will need to increase our insurance coverage when we begin clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain product liability insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If, in the future, we are unable to establish sales and marketing and patient support capabilities or enter into agreements with third parties to sell and market our current or future product candidates, we may not be successful in commercializing our current or future product candidates if and when they are approved, and we may not be able to generate any revenue.

We do not currently have a sales or marketing infrastructure and have no experience in the sales, marketing, patient support or distribution of drugs. To achieve commercial success for any approved product candidate for which we retain sales and marketing responsibilities, we must build our sales, marketing, patient support, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our current or future product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing and patient support capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any drug launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our current or future product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
•	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing, patient support and distribution services, our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any current or future product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our current or future product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our current or future product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our current or future product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct preclinical studies, and we expect to rely on third parties to conduct our clinical trials for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our current and potential future product candidates and our business could be substantially harmed.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations and strategic partners to help conduct our preclinical studies. We do not have the ability to independently conduct clinical trials. We expect to rely on medical institutions, clinical investigators, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support clinical trials for our current or future product candidates. We expect to rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and any third parties that we contract with are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or the third parties we contract with fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCP. In addition, our clinical trials must be conducted with current or future product candidates produced under cGMP regulations. Our failure or the failure of third parties that we may contract with to comply with these regulations may require us to repeat some aspects of a specific, or an entire, clinical trial, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the ongoing COVID-19 pandemic, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues; and
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, marketing approval and commercialization of our current or future product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our current or future product candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our current or future product candidates. As a result, we believe that our financial results and the commercial prospects for our current or future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

The third parties upon whom we rely for the supply of the API, drug product, and starting materials used in our product candidates are limited in number, and the loss of any of these suppliers could significantly harm our business.

The drug substance and drug product in our product candidates are supplied to us from a small number of suppliers, and in some cases sole source suppliers. Our ability to successfully develop our current or future product candidates, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug product and drug substance for these drugs in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of all drug product or drug substance in the event any of our current suppliers of such drug product and drug substance cease their operations for any reason. Any delays in the delivery of our drug substance, drug product or starting materials could have an adverse effect and potentially harm our business. For example, in February 2020, one of our vendors for API starting materials based in Wuhan, China ceased its operations for several weeks due to the COVID-19 pandemic, which caused a minor delay in the delivery of API starting materials to a separate vendor who manufactures API.

For all of our current or future product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and drug substance prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source and dual source suppliers will be able to meet our demand for their products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

Establishing additional or replacement suppliers for the drug product and drug substance used in our current or future product candidates, if required, may not be accomplished quickly. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the drug product and drug substance used in our current or future product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API, drug product and drug substance from alternate sources at acceptable prices in a timely manner, could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

Our success is dependent on our executive management team’s ability to successfully pursue business development, strategic partnerships and investment opportunities as our company matures. We may also form or seek strategic alliances or acquisitions or enter into additional collaboration and licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances, acquisitions or licensing arrangements.

We have entered into collaboration and licensing arrangements with Vertex and Sanofi and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or acquisition or other alternative arrangements for our current or future product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our current or future product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval.

Further, collaborations involving our technologies or current or future product candidates are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•

collaborators may not pursue development and commercialization of our current or future product candidates or may elect not to continue or renew development or commercialization of our current or future product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our current or future product candidates;
•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our current or future product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future product candidates. For example, the collaboration agreement with Vertex may be terminated by Vertex either in its entirety or on a target-by-target basis, upon one hundred eighty days’ prior written notice to us, upon our material breach, subject to specified notice and cure provisions, or upon our bankruptcy, insolvency, dissolution or winding up;

•

collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and

•	collaborators may not pay milestones and royalties due to the company in a timely manner.

As a result, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships or acquisitions, collaborations or license arrangements we may enter into if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction, license, collaboration or other business development partnership, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our current or future product candidates could delay the development and commercialization of our current or future product candidates in certain geographies or for certain indications, which would harm our business prospects, financial condition and results of operations.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our preclinical and future clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our current or future product candidates, including leading to significant delays in the availability of our product candidates for our future clinical trials or the termination of or suspension of a future clinical trial, or the delay or prevention of a filing or approval of marketing applications for our current or future product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our current or future product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Intellectual Property2

Risks Related to Intellectual Property Protection

If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired, and we may not be able to compete effectively in our market.

Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary Pegasus platform, our initial IRAK4, IRAKIMiD, and STAT3 programs, which are our three most advanced development programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patent applications related to our platform E3 ligase ligand technology and our novel bifunctional degrader compounds, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related methods.

As of September 30, 2020, our patent portfolio covering novel compounds discovered by our Pegasus platform included 38 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our Pegasus platform and our current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. For example, in jurisdictions outside the U.S., a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Furthermore, patents have a limited lifespan. In the U.S., and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Various extensions may be available, on a jurisdiction-by-jurisdiction basis; however, the life of a patent, and thus the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of such drugs.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until at least 18 months after the earliest priority date of the patent filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to certain pending patent applications covering our current or future product candidates or technologies, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the relevant patent office(s) may be significantly narrowed by the time they issue, if they ever do. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may become involved in opposition, derivation, reexamination, inter partes review, or post-grant review proceedings challenging our patent rights or the patent rights of others from whom we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO, or in other countries. In addition, we may be subject to third-party submissions to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may challenge our issued patents or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by showing an administrative patent authority or judge that the invention was not patent-eligible, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application failed to meet relevant requirements relating to description, basis, enablement, and/or support; in litigation, a competitor could assert that our patents are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and current or future product candidates. Such challenges may also result in our inability to manufacture or commercialize our current or future product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent patents we may own or in-license by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our current or future product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our current or future product candidates could be negatively affected, which would harm our business.

Furthermore, even if we are able to issue patents with claims of valuable scope in one or more jurisdictions, we may not be able to secure such claims in all relevant jurisdictions, or in a sufficient number to meaningfully reduce competition. Our competitors may be able to develop and commercialize their products, including products identical to ours, in any jurisdiction in which we are unable to obtain, maintain, or enforce such patent claims.

We will not obtain patent or other intellectual property protection for and current or future product candidates in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to pursue patent coverage of our current or future product candidates, the Pegasus platform, or other technologies in all countries. Filing, prosecuting and defending patents on current or future product candidates, the Pegasus platform, and other technologies in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from infringing on our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of any patents we may own or in-license or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any rights we may have in our patent applications or any patents we may own or in-license in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we may own or in-license at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents we may own or license that are relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

We may not obtain or grant licenses or sublicenses to intellectual property rights in all markets on equally or sufficiently favorable terms with third parties.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected current or future product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in our current or any future agreements under which we may license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are dependent on patents, know-how and proprietary technology, both our own and in-licensed from Vertex, Sanofi and other collaborators. Our commercial success depends upon our ability to develop, manufacture, market and sell our current or future product candidates and use our and our licensors’ proprietary technologies without infringing the proprietary rights of third parties. Vertex,

Sanofi and other collaborators may have the right to terminate their respective license agreements in full in the event that we materially breach or default in the performance of any of the obligations under such license agreements.

Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, the Pegasus platform, or other technologies, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Disputes may also arise between us and our current or future licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our current or future product candidates, and what activities satisfy those diligence obligations;

•	the priority of invention of any patented technology; and
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners.

In addition, the agreements under which we may license intellectual property or technology from third parties are likely to be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we may license prevent or impair our ability to maintain current or future licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected current or future product candidates or technologies, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Intellectual property rights do not guarantee commercial success of current or future product candidates or other business activities. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	patent applications that we own or may in-license may not lead to issued patents;
•	patents, should they issue, that we may own or in-license, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;
•

others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our current or future product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license, should any patents issue;

•	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•	we, or our future licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or may in-license;
•	we, or our future licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
•	others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;

•

our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
•

third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how;
•	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•	we may not develop or in-license additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Patent Protection

Obtaining and maintaining our patent protection, including patent term, depends on compliance with various procedural, document submission, deadlines, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we miss a filing deadline for patent protection on these inventions or otherwise fail to comply with these requirements.

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid periodically. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

Depending upon the timing, duration and specifics of FDA marketing approval of our current or future product candidates, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Different laws govern the extension of patents on approved pharmaceutical products in Europe and other jurisdictions. However, we may not be granted a patent extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. For example, we may not be granted an extension in the U.S. if all of our patents covering an approved product expire more than fourteen years from the date of NDA approval for a product covered by those patents. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our current or future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S.

Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Risks Related to our Trademarks, Trade Names and Trade Secrets

If our trademarks and trade names for our products or company name are not adequately protected in one or more countries where we intend to market our products, we may delay the launch of product brand names, use different trademarks or tradenames in different countries, or face other potentially adverse consequences to building our product brand recognition.

Our trademarks or trade name may be challenged, infringed, diluted, circumvented, declared generic, or determined to be infringing on other marks. In such a circumstance, we may not be able to protect our rights to these marks or may be forced to stop using product names, which we need for name recognition by potential partners and customers in our markets of interest.

In addition, during the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions refusing registration of our trademarks. In the USPTO and in comparable agencies in many foreign jurisdictions, third parties are also given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. For example, in November 2019, Novartis AG filed actions in the U.S. and European Union trademark offices opposing our applications to register KYMERA and KYMERA THERAPEUTICS for pharmaceuticals and drug development services on the basis of its claimed rights in the KYMRIAH mark.  This dispute was amicably settled in October 2020 and Kymera’s pending applications for KYMERA and KYMERA THERAPEUTICS should proceed to registration in both jurisdictions. Opposition or cancellation proceedings may be filed against future trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings.  In the United States and other jurisdictions that recognize common law trademark rights, we intend to rely on both registration and common law protection for our trademarks.  However, if we are unable to obtain registrations of future trademarks due to trademark office obstacles or third party objections, we may not be able to compete as effectively and our business may be adversely affected.

If we are unable to adequately protect and enforce our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents we may own or in-license, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that may not be covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and future prospects.

In the case of employees, we enter into agreements providing that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Intellectual Property Litigation and Infringement Claims

We may initiate, become a defendant in, or otherwise become party to lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe any patents we may own or in-license. In addition, any patents we may own or in-license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license do not cover the technology in question or that such third party’s activities do not infringe our patent applications or any patents we may own or in-license. An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Post-grant proceedings provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other foreign patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result in a post-grant challenge proceeding may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business. Litigation or post-grant proceedings within patent offices may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not be able to detect infringement against any patents we may own or in-license. Even if we detect infringement by a third party of any patents we may own or in-license, we may choose not to pursue litigation against or settlement with the third party. If we later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce any patents we may own or in-license against such third party.

Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our preclinical studies and future clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

We may be subject to damages or settlement costs resulting from claims that we or our employees have violated the intellectual property rights of third parties, or are in breach of our agreements. We may be accused of, allege or otherwise become party to lawsuits or disputes alleging wrongful disclosure of third-party confidential information by us or by another party, including current or former employees, contractors or consultants. In addition to diverting attention and resources, such disputes could adversely impact our business reputation and/or protection of our proprietary technology.

The intellectual property landscape relevant to our products and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates, the Pegasus platform, and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. For example, many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, the Pegasus platform, or other technologies, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

While certain activities related to development and preclinical and clinical testing of our current or future product candidates may be subject to safe harbor of patent infringement under 35 U.S.C. §271(e)(1), upon receiving FDA approval for such candidates we or any of our future licensors or strategic partners may immediately become party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that such product candidates infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our current or future product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current or future product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our current or future product candidates, technologies or methods.

If a third party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

•

infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;

•

substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•

a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, or from using our proprietary technologies, including our Pegasus platform, unless the third-party licenses its product rights to us, which it is not required to do on commercially reasonable terms or at all;

•

if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;

•

redesigning our current or future product candidates or processes so they do not infringe, misappropriate or violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and

•

there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates or Pegasus platform may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our current or future product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our current or future product candidates or technologies, which could harm our business significantly.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might subject us to infringement claims or adversely affect our ability to develop and market our current or future product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. As mentioned above, patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our current or future product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future product candidates or the use of our current or future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our current or future product candidates. We may incorrectly determine that our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our current or future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current or future product candidates.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, which may be significant, we may be temporarily or permanently prohibited from commercializing any of our current or future product candidates or technologies that are held to be infringing. We might, if possible, also be forced to redesign current or future product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Employee Matters, Managing Growth and Other Risks Related to Our Business

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Nello Mainolfi, Ph.D., our President and Chief Executive Officer, Jared Gollob, M.D., our Chief Medical Officer, Bruce Jacobs, our Chief Financial Officer, and Richard Chesworth, DPhil, our Chief Scientific Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of September 30, 2020, we had 64 full-time employees, and in connection with becoming a public company, we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

We or the third parties upon whom we depend may be adversely affected by natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 outbreak could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Data and Privacy

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our current or future product candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of data from preclinical studies or future clinical trials for our current or future product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, other data or applications relating to our technology or current or future product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our current or future product candidates could be delayed.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, and you may lose all or part of your investment.

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose all or part of your investment.  The market price for our common stock may be influenced by many factors, including:

•	the success of competitive drugs or technologies;
•	results of preclinical studies and clinical trials of our current or future product candidates or those of our competitors;
•	regulatory or legal developments in the U.S. and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our current or future product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional current or future product candidates or drugs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

COVID-19 has been spreading rapidly around the world since December 2019 and has negatively affected the stock market and investor sentiment. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the COVID-19 pandemic. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or current or future product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through additional collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or current or future product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, delay our pursuit of potential in-licenses or acquisitions or grant rights to develop and market current or future product candidates that we would otherwise prefer to develop and market ourselves.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

The existing holdings of our executive officers, directors, principal stockholders and their affiliates will represent beneficial ownership, in the aggregate, of approximately 36% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring or preventing a change of control of us;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the lock-up agreements, the early release of these agreements, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

All shares of common stock not sold in our initial public offering will be able to be sold in the public market beginning 180 days after the date of our initial public offering. The underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also filed a registration statement on Form S-8 registering the issuance of 9.5 million shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may be at an increased risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Risks Related to Tax

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future.

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations, and, as a result, unavailable to reduce our future tax liability.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $71.5 million and $68.3 million, respectively, which begin to expire in various amounts in 2036 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, which are not subject to expiration). As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $1.1 million and $0.7 million, respectively, which begin to expire in 2036. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest ownership percentage of such stockholders or groups of stockholders within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from our initial public offering and from previous ownership changes. Moreover, if we undergo any additional ownership changes, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. As described above under “Risk Factors—Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

Risks Related to Our Controls and Reporting Requirements

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have begun recruiting additional finance and accounting personnel with certain skill sets that we will need as a public company.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell any of our present or future product candidates that may receive regulatory approval.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Charter and Bylaws

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our fourth amended and restated certificate of incorporation and our second amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, or DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These antitakeover provisions and other provisions in our fourth amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See “Use of Proceeds from Public Offering of Common Stock”.

Use of Proceeds from Public Offering of Common Stock

On August 20, 2020, our Registration Statement on Form S-1 (File No. 333-240264) relating to our initial public offering was declared effective by the Securities and Exchange Commission.  On August 25, 2020, we issued and sold an aggregate of  9,987,520 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million.  All of the shares in the offering were sold by the Company.

Morgan Stanley & Co. LLC, BofA Securities, Inc. and Cowen and Company, LLC were the representatives of the underwriters.

There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 21, 2020.

Concurrently with the initial public offering, the Company announced the concurrent sale of 676,354 common shares at the public offering price per share in a private placement to Vertex Pharmaceuticals Incorporated. The sale of these common shares was not registered under the Securities Act of 1933, as amended. The aggregate gross proceeds to the Company from the concurrent private placement, before deducting expenses payable by the Company, were approximately $13.5 million. The concurrent private placement also closed on August 25, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Kymera Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2020).

3.2

Second Amended and Restated Bylaws of Kymera Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2020).

4.1

Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-240264) filed with the Securities and Exchange Commission on August 17, 2020).

4.2

Second Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, effective as of March 11, 2020 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-240264) filed with the Securities and Exchange Commission on July 31, 2020).

10.1#	Amended and Restated 2020 Employee Stock Purchase Plan.

10.2	First Amendment to Collaboration Agreement between the Registrant and GlaxoSmithKline Intellectual Property Development Limited, dated as of August 27, 2020.

10.3	First Amendment to Master Collaboration Agreement between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of August 27, 2020.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1~~+~~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2~~+~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent specifically incorporated by reference into such filing.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kymera Therapeutics, Inc.

Date: November 5, 2020	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer