Form 10-Q
period 2021-03-31
Kymera Therapeutics, Inc.
filed 2021-05-06
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As April 30, 2021, the registrant had 45,030,094 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$53,098	$31,004
Marketable securities (Note 4)	280,439	265,198
Accounts receivable—due from related parties	856	577
Contract assets—due from related parties	878	856
Prepaid expenses and other current assets	5,520	4,704
Total current assets	$340,791	$302,339
Marketable securities, non-current (Note 4)	101,639	162,531
Property and equipment, net (Note 6)	10,752	10,841
Right-of-use assets, operating leases	9,750	9,845
Other non-current assets	30	30
Restricted cash	1,590	1,589
Total assets	$464,552	$487,175
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,348	$4,368
Accrued expenses (Note 8)	10,572	10,330
Deferred revenue	87,912	92,552
Operating lease liabilities	2,408	2,572
Finance lease liabilities	640	689
Other current liabilities	257	106
Total current liabilities	$110,137	$110,617
Non-current liabilities
Deferred revenue, net of current portion	64,654	77,838
Operating lease liabilities, net of current portion	13,924	14,128
Finance lease liabilities, net of current portion	498	604
Other non-current liabilities	92	100
Total liabilities	$189,305	$203,287
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 0 shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2021 and December 31, 2020, 44,971,052 and 44,592,288 shares issued at March 31, 2021 and December 31, 2020, respectively; 44,879,376 and 44,482,186 shares outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	417,096	412,777
Accumulated deficit	(141,840)	(128,765)
Accumulated other comprehensive loss	(13)	(128)
Total stockholders’ equity	275,247	283,888
Total liabilities and stockholders’ equity	$464,552	$487,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended March 31, 2021 and 2020

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration Revenue—from related parties	$18,702	$3,428
Operating expenses:
Research and development	$25,962	$12,116
General and administrative	5,909	2,559
Total operating expenses	31,871	14,675
Loss from operations	(13,169)	(11,247)
Other income (expense):
Interest Income	118	349
Interest Expense	(24)	(34)
Total other income:	94	315
Net loss	$(13,075)	$(10,932)
Other comprehensive loss:
Unrealized gain on marketable securities	115	214
Total comprehensive loss	$(12,960)	$(10,718)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(13,075)	$(10,932)
Deemed dividend from exchange of convertible preferred stock	—	(9,050)
Net loss attributable to common stockholders	$(13,075)	$(19,982)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(10.23)
Weighted average common stock outstanding, basic and diluted	44,649,572	1,952,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2021

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	'Total Stockholders’
	Shares	Value	Capital	Deficit	Loss	Equity
Balance at December 31, 2020	44,482,186	$4	412,777	$(128,765)	$(128)	$283,888
Exercise of stock options	378,762	—	1,147	—	—	1,147
Vesting restricted stock	18,428	—	—	—	—	—
Stock-based compensation expense	—	—	3,172	—	—	3,172
Unrealized gain on marketable securities	—	—	—	—	115	115
Net Loss	—	—	—	(13,075)	—	(13,075)
Balance at March 31, 2021	44,879,376	$4	$417,096	$(141,840)	$(13)	$275,247

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

For the three months ended March 31, 2020

(In thousands, except for share amounts)

(Unaudited)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance at December 31, 2019	3,000,000	$5,900	14,720,126	$29,237	14,827,580	$59,918	3,059,695	$14,025	—	$—	1,929,516	$—	2,044	$(76,456)	$6	$(74,406)
Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	55,394	111	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net of issuance costs of $0	—	—	—	—	1,182,265	4,800	—	—	—	—		—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $320	—	—	—	—	—	—	—	—	13,539,141	88,180	—	—	—	—	—	—
Exchange of Series A Convertible Preferred Stock for Series C Preferred Convertible Preferred Stock	—	—	(1,988,802)	(3,950)	—	—	—	—	1,988,802	13,000	—	—	(2,333)	(6,717)	—	(9,050)
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	46,297	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	371	—	—	371
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	214	214
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,932)	—	(10,932)
Balance at March 31, 2020	3,000,000	$5,900	12,786,718	$25,398	16,009,845	$64,718	3,059,695	$14,025	15,527,943	$101,180	1,975,813	$—	$82	$(94,105)	$220	$(93,803)

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2021 and 2020

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(13,075)	$(10,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,172	371
Depreciation and amortization	485	387
Premiums and discounts on available-for-sale marketable securities	1,279	—
Non-cash research and development expense	—	111
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(816)	(1,477)
Receivables—due from related parties	(279)	—
Contract asset—due from related parties	(22)	—
Accounts payable	4,150	(161)
Accrued expenses and other current liabilities	235	690
Deferred revenue	(17,822)	(3,428)
Operating lease right-of-use assets	95	4,295
Operating lease liabilities	(368)	(1,913)
Other liabilities	143	—
Net cash used in operating activities	$(22,823)	$(12,057)
Investing activities
Purchase of property and equipment, net	(164)	(1,395)
Purchases of investments	(16,013)	(36,008)
Maturities of investments	60,500	—
Net cash provided by (used in) investing activities	$44,323	$(37,403)
Financing activities
Proceeds from the issuance of Series B Convertible Preferred Stock, net of issuance costs	—	4,800
Proceeds from the issuance of Series C Convertible Preferred Stock, net of issuance costs	—	88,462
Proceeds from stock option exercises	1,147	—
Payments of offering costs in connection with initial public offering	(397)	—
Payments on finance leases	(155)	(142)
Net cash provided by financing activities	$595	$93,120
Net increase in cash, cash equivalents and restricted cash	22,095	43,660
Cash, cash equivalents and restricted cash at beginning of period	32,593	77,789
Cash, cash equivalents and restricted cash at end of period	$54,688	$121,449
Supplemental disclosure of cash flow activities
Cash paid for interest	$24	$34
Supplemental disclosure of noncash investing and financing activities
Offering costs included in accrued liabilities	$—	$281
Property and equipment purchases included in accounts payable and accrued expenses	$259	$1,714

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31,
	2021	2020
Cash and cash equivalents	$53,098	$121,250
Restricted cash	1,590	199
Total cash, cash equivalents, and restricted cash	$54,688	$121,449

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $141.8 million as of March 31, 2021. The Company has funded these losses principally through issuance of common stock, including its initial public offering (“IPO”), which was completed in August 2020, preferred stock, convertible notes and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $435.2 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

Initial Public Offering

On August 20, 2020, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on August 25, 2020, the Company issued and sold 9,987,520 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 1,302,720 shares, at a public offering price of $20.00 per share and the aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the IPO, the Company issued and sold 676,354 shares of common stock at $20.00 per share in a private placement to Vertex and the aggregate proceeds were $13.5 million.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2021.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of March 31, 2021, and the results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ended December 31, 2021 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard was effective beginning January 1, 2021. The Company adopted this standard as of January 1, 2021 and it did not have a material impact on its financial position or results of operation.

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

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$23,321	$—	$—	$23,321
Marketable securities, current
US treasuries	201,758	—	—	201,758
Corporate bonds	—	78,681	—	78,681
Marketable securities, non-current
US treasuries	86,799	—	—	86,799
Corporate bonds	—	14,840	—	14,840
Restricted cash	1,590	—	—	1,590
Total	$313,468	$93,521	$—	$406,989

	Fair Value Measurements at December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$19,943	$—	$—	$19,943
Corporate bonds	—	10,499	—	10,499
Marketable securities, current
US treasuries	192,275	—	—	192,275
Corporate bonds	—	72,923	—	72,923
Marketable securities, non-current
US treasuries	132,589	—	—	132,589
Corporate bonds	—	29,942	—	29,942
Restricted cash	1,589	—	—	1,589
Total	$346,396	$113,364	$—	$459,760

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at March 31, 2021 and December 31, 2020 and (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2021
U.S. treasury securities	$288,541	$16	$—	$288,557
Corporate securities	93,557	—	(36)	93,521
Total	$382,098	$16	$(36)	$382,078

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. treasury securities	$324,917	$—	$(53)	$324,864
Corporate securities	102,946	—	(81)	102,865
Total	$427,863	$—	$(134)	$427,729

As of March 31, 2021, the Company held 32 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $137.7 million. As of December 31, 2020, the Company held 65 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $392.2 million.

As of March 31, 2021, the Company had 47 securities with a fair value of $280.4 million with a contractual maturity of less than 12 months and 15 securities with a fair value of $101.6 million with a contractual maturity of greater than 12 months. As of December 31, 2020, the Company had 48 securities with a fair value of $295.6 million with a contractual maturity of less than 12 months and 25 securities with a fair value of $162.5 million with a contractual maturity of greater than 12 months. There were no sales of marketable securities during the three months ending March 31, 2021 and 2020.

The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 32 securities in an unrealized loss position as of March 31, 2021, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

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

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to the Company an upfront payment of $150.0 million. The Company will also be reimbursed for certain research activities for a certain backup degrader under the IRAK4 program, unless certain criteria are not met for an initial IRAK4 degrader. In addition to the upfront payment and the reimbursements, the Company is eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. The Company will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relate to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. The Company will be eligible to receive tiered royalties for each program on net sales ranging from the high-single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

The Company determined the total transaction price to be $150.0 million, which consists solely of the upfront payment. All milestone payments and option payments are constrained as the achievement of such milestones are contingent upon the success of the underlying research and development activities and are generally outside the control of the Company. The reimbursement of costs for the IRAK4 backup degrader is also treated as constrained variable consideration as the criteria for reimbursement may not always be met, under which circumstances the Company would be responsible for the costs related to the backup degrader. Upon becoming unconstrained, the reimbursement consideration will be added to the transaction price and allocated to Collaboration Target 1.

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

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligation has not been fully satisfied as of March 31, 2021. In the three months ended March 31, 2021, the Company recognized $11.6 million in revenue under the Sanofi Agreement, of which $9.5 million was associated with Collaboration Target 1 and $2.1 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at March 31, 2021 and December 31, 2020 is $122.0 million and $132.6 million, respectively. During the three months ended March 31, 2021, the Company received $0.6 million in cost reimbursement payments. No milestone or royalty payments have been received under the Sanofi Agreement. As of March 31, 2021, the Company recorded unbilled accounts receivable of $0.9 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the first quarter of 2021. As of March 31, 2021, the Company recorded $0.9 million in accounts receivable for amounts billed under the Sanofi Agreement. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of three years as of March 31, 2021.

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

Vertex provided the Company with a non-refundable upfront payment of $50.0 million and purchased 3,059,695 shares of the Company’s Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”) at $6.54 a share, pursuant to a separate, but simultaneously executed Share Purchase Agreement. The shares were purchased at a premium of $5.9 million, which was included in the transaction price and will be recognized as revenue over the period of performance. As a result of this purchase, Vertex is considered a related party.

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

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As part of its evaluation of constraining the research and development milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones is contingent upon the results of the underlying research and development activities and is thus outside of the control of the Company.

At the commencement of the arrangement, two units of accounting were identified: the issuance of 3,059,695 shares of the Series B-1 Preferred Stock and the research activities the Company will perform over the Research Term. The Company determined the total transaction price to be $55.9 million, which consists of $5.9 million attributed to the premium from the shares of Series B-1 Preferred Stock sold to Vertex and the $50.0 million upfront payment. To determine the fair value of the Series B-1 Preferred Stock issued to Vertex, the Company performed a valuation of the shares of the Company’s common and preferred stock, which took into consideration recent financings, and the Company’s recent development and future exit strategies, as well as a discount for lack of marketability.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as of March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company recognized $7.1 million and $3.4 million in revenue under the Vertex Agreement. All $7.1 million revenue recognized in the three months ended March 31, 2021 was recognized from amounts that were recorded in deferred revenue as of December 31, 2020. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at March 31, 2021 and December 31, 2020 is $30.6 million and $37.7 million, respectively. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term, which is a maximum of 1.6 years as of March 31, 2021.

Any consideration related to sales milestone payments (including royalties) will be recognized when the related milestone events or sales occur and therefore is recognized at the later of when the related sales occur or the relevant performance obligation is satisfied.

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

In exchange for the non-exclusive license rights, the Company provided the pharmaceutical company with an equity grant and is required to make tiered royalty payments based on net sales of all products licensed under the agreement in the low single-digit percentages. In conjunction with the Collaboration, the Company initially issued 886,305 Series A Preferred Units (“Series A Preferred Units”) to the pharmaceutical company. On November 1, 2018, these Series A Preferred Units were exchanged on a one-for-one basis for shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). These shares vested in equal installments over three years and the Company recorded expense over the vesting period based on the fair value of the shares under the Collaboration. The Company recorded $0.1 million to research and development expense related to the vesting of 55,394 shares of Series A Preferred Stock for the three months ended March 31, 2020. As of December 31, 2020, all shares under the Collaboration were fully vested and all expenses had been recognized.

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

The following table presents the changes in accounts receivable, contract assets and liabilities for the three months ended March 31, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at March 31, 2021
Accounts receivable and contract assets:
Billed receivables - Sanofi	$577	$856	$(577)	$856
Unbilled receivables - Sanofi	856	878	(856)	878
Total accounts receivable and contract assets	$1,433	$1,734	$(1,433)	$1,734
Contract liabilities:
Deferred revenue - Vertex	$37,748	$—	$(7,138)	$30,610
Deferred revenue - Sanofi	132,642	878	(11,564)	121,956
Total contract liabilities	$170,390	$878	$(18,702)	$152,566

6. Property and Equipment

Property and equipment consists of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Lab and office equipment under finance right-of-use asset	$2,771	$2,771
Lab equipment	1,807	1,636
Computer equipment	114	89
Furniture & fixtures	870	861
Leasehold improvements	7,599	7,599
Assets not yet in service	216	32
Total property and equipment	13,377	12,988
Less accumulated depreciation	(2,625)	(2,147)
Property and equipment, net	$10,752	$10,841

Depreciation expense for the three months ended March 31, 2021 and 2020 was $0.5 million and $0.4 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $2.8 million as of March 31, 2021 and December 31, 2020 and accumulated amortization expense of $1.4 million and $1.2 million, respectively.

Amortization expense related to right-of-use assets was $0.2 million during both the three months ended March 31, 2021 and 2020.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Leases

In February 2018, the Company entered into a noncancelable facility lease agreement (the “Lease”) for 9,836 square feet of research and development and office space in Cambridge, Massachusetts. In March 2020, the Company signed a termination agreement for this lease which was determined to be a lease modification that resulted in a reduction of the right-of-use asset and liability of $2.2 million. The lease termination was effective July 31, 2020 at which point the Company no longer had any obligations under the Lease.

In accordance with the Lease, the Company was required to maintain a security deposit and provided a letter of credit to the landlord for $0.2 million, which was subsequently collected in October 2020 following the Company’s release from the security deposit and letter of credit.

In April 2019, the Company entered into a facility sublease agreement (the “Sublease”) for 1,471 square feet of office space in Cambridge, Massachusetts. The term of the Sublease began on June 24, 2019 and terminated on June 30, 2020, and following termination, the Company had no further obligations under the Sublease. The Sublease required the Company to share in prorated operating expenses and property taxes based upon actual amounts incurred; those amounts were considered variable lease costs and, therefore, are not included in the measurement of the lease and are instead recognized to expense as incurred.

In October 2019, the Company entered into a noncancelable facility lease agreement (the “New Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the New Lease is 120 months and expires on March 31, 2030. The New Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The New Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. The Company was eligible for and received a tenant incentive allowance of $5.5 million in 2020 as the tenant improvements were completed. The full allowance amount had been collected from the landlord as of December 31, 2020. In accordance with the New Lease, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is classified as restricted cash on the condensed consolidated balance sheets as of March 31, 2021.

The Company’s finance lease obligations consist of certain property and equipment financed through capital leases.

The components of the lease costs for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$524	$889
Finance lease costs:
Amortization of right-to-use assets, finance leases	178	176
Interest expense for finance lease liabilities	24	34
Variable lease costs	232	107
Total lease costs	$958	$1,206

Supplemental cash flow information relating to the Company’s leases for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in (provided by) operating leases	$797	$(1,513)
Operating cash flows used in finance leases	$155	$142
Financing cash flows used in finance leases	$24	$34

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Weighted average remaining lease terms and discount rates as of March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Remaining lease term:
Operating lease	9.09	9.87
Finance lease	2.60	3.47
Discount Rate:
Operating lease	10.50%	10.45%
Finance lease	8.12%	7.71%

The undiscounted future lease payments for operating and finance leases as of March 31, 2021, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021 (excluding the first quarter)	$1,893	$534
2022	2,581	459
2023	2,659	245
2024	2,732	—
2025	2,814	—
Thereafter	12,925	—
Total minimum lease payments	25,604	1,238
Less amounts representing interest or imputed interest	(9,272)	(100)
Present value of lease liabilities	$16,332	$1,138

8. Accrued Expenses

Accrued expenses consist of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Research and development expenses	$8,250	$5,821
Payroll and payroll-related	1,268	2,918
Professional fees	1,036	1,585
Other	18	6
Accrued expenses	$10,572	$10,330

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2021 or December 31, 2020.

10. Convertible Preferred Stock

In January 2020, the Company issued 1,182,265 shares of Series B Preferred Stock at $4.06 per share to complete the second closing of the Series B Preferred Stock issuance for total proceeds of $4.8 million. The issuance costs related to the second tranche were insignificant.

In March 2020, the Company executed a Series C Preferred Stock Purchase Agreement (the “Series C SPA”) to issue 13,539,141 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $6.5366 per share for a total consideration of $88.2 million, net of issuance costs of $0.3 million. In conjunction with the Series C SPA, the Company exchanged 1,988,802 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an equal number of shares of Series C Preferred Stock related to a transaction amongst investors. This resulted in a total issuance of 15,527,943 shares of Series C Preferred Stock. The fair value of the shares of Series C Preferred Stock issued exceeded the carrying value of the shares of Series A Preferred Stock exchanged by $9.1 million, which was recognized as a deemed dividend through a reduction of $2.3 million to additional paid-in capital and an increase of $6.7 million to the accumulated deficit. The $9.1 million deemed dividend increased the net loss for the three months ended March 31, 2020 to arrive at net loss attributable to common stockholders in the calculation of earnings per share.

Immediately prior to the IPO, the Company’s Articles of Association (the “Articles”), as further amended and restated (the “2018 Amended Articles”), authorized a total of 52,483,788 shares of convertible preferred stock with a par value of $0.0001 per share, of which 3,000,000 shares have been designated as Series Seed Convertible Preferred Stock, 14,886,305 shares have been designated as Series A Preferred Stock, 16,009,845 shares have been designated as Series B Preferred Stock (the “Series B Preferred Stock”), 3,059,695 shares have been designated as Series B-1 Preferred Stock and 15,527,943 shares have been designated as Series C Preferred Stock. The Series A, Series B, Series B-1 and Series C Preferred Stock are collectively referred to as the Convertible Preferred Stock.

In connection with the Company’s August 21, 2020 IPO all issued and outstanding 50,439,595 shares of Convertible Preferred Stock were converted into 31,625,534 shares of the Company’s common stock and are no longer issued or outstanding following the completion of the offering.

11. Equity-Based Compensation

2018 Stock Option and Grant Plan

In November 2018, the Company adopted, and its stockholders approved, the 2018 Stock Option and Grant Plan (the “2018 Plan”), which provides for the granting of stock options and other equity-based awards at the discretion of the Board of Directors or any subcommittee of the Board of Directors to the Company’s employees, officers, directors, and independent contractors. No further grants will be made under the 2018 Plan. However, the 2018 Plan will continue to govern outstanding equity awards granted thereunder. To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2018 Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Option and Incentive Plan.

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s board of directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2021, there were an aggregate of 3,563,845 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock Options

A summary of stock option activity under the 2020 Stock Option and Grant Plan during the three months ended March 31, 2021 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,832,712	$8.17	9.08	$314,001
Granted	1,383,827	49.96
Exercised	(378,762)	3.03
Forfeited	(15,310)	9.37
Outstanding at March 31, 2021	6,822,467	$16.92	9.08	$165,741
Exercisable at March 31, 2021	1,552,344	$4.03	8.60	$54,081

The intrinsic value of stock options exercised during the three months ended March 31, 2021 was $19.9 million. No options were exercised during the three months ended March 31, 2020.

The weighted-average fair value of options granted during the three months ended March 31, 2021 and 2020 was $29.25 and $3.57, respectively.

As of March 31, 2021, the total unrecognized stock-based compensation expense for unvested stock options was $62.8 million, which is expected to be recognized over 3.0 years.

The following table outlines our equity-based compensation expense for stock options for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,676	$182
General and administrative	1,439	128
Total equity-based compensation	$3,115	$310

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	5.81	6.03
Volatility	66%	68%
Risk-free interest rate	0.84%	1.68%
Dividend yield	0.00%	0.00%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity under the 2018 Plan during the three months ended March 31, 2021 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2020	110,104	$1.60
Vested	(18,428)	1.60
Unvested at March 31, 2021	91,676	$1.60

No restricted stock awards were granted during the three months ended March 31, 2021 and 2020. As of March 31, 2021, the total unrecognized stock-based compensation expense for unvested restricted stock was $0.2 million, which is expected to be recognized over 1.3 years.

During both the three months ended March 31, 2021 and 2020, the Company recognized equity-based compensation expense of approximately $0.1 million for restricted stock of which $0.1 million and an immaterial amount were included in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,725	$239
General and administrative	1,447	132
Total equity-based compensation	$3,172	$371

12. Related-Party Transactions

In addition to the collaborations discussed in Note 5, the Company had the following related party transactions for the period presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements. The Company made payments of $0.4 million to an investor for rent expenses during the three months ended March 31, 2020. No such payments were made during the three months ended March 31, 2021.

13. Income Taxes

Income taxes for the three months ended March 31, 2021 and 2020 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three months ended March 31, 2021 and 2020, no income tax was recorded.

KYMERA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

14. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(13,075)	$(10,932)
Deemed dividend from exchange of convertible preferred stock	—	(9,050)
Net loss attributable to common stockholders	$(13,075)	$(19,982)
Denominator:
Weighted average common shares outstanding, basic and diluted	44,649,572	1,952,667
Net loss per share, basic and diluted	$(0.29)	$(10.23)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock	—	31,590,821
Unvested restricted stock	91,676	201,317
Options to purchase common stock	6,822,467	3,204,668
Total	6,914,143	34,996,806

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as express or implied statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and continue to apply our platform’s capabilities to additional therapeutic areas. Our initial programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. With respect to our IRAK4 program, we are collaborating with Genzyme Corporation, a subsidiary of Sanofi S.A., or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. We submitted an Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for KT-474 in 2020, and initiated the single ascending dose (SAD) portion of our Phase 1 trial in adult healthy volunteers in February 2021. The program is on partial clinical hold regarding the multiple ascending dose (MAD) portion of the Phase 1 trial, pending FDA review of interim data in healthy volunteers from the SAD portion of the trial. In the second half of 2021, we expect to initiate enrollment in the MAD portion of the trial, including healthy volunteers and a subsequent cohort of hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients, pending FDA’s removal of the partial clinical hold. We also expect to submit INDs for degraders KT-413 and KT-333 from our IRAKIMiD and STAT3 programs, respectively, in the second half of 2021, and if cleared, to initiate Phase 1 trials in patients thereafter.

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $617.8 million from the sale of common stock including our August 2020 initial public offering (“IPO”) and concurrent private placement, sales of our Convertible Preferred Stock (the “Convertible Preferred Stock”) and through our collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Genzyme Corporation, or Sanofi.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $45.6 million and $41.2 million for the years ended December 31, 2020 and 2019, respectively, and $13.1 million and $10.9 million for the three months ended March 31, 2021 and 2020, respectively. In addition, as of March 31, 2021 and December 31, 2020 we had an accumulated deficit of $141.8 million and $128.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue the ongoing Phase 1 trial for our IRAK4 program;
•	continue IND-enabling activities of our other lead programs, IRAKIMiD and STAT3;
•	initiate and continue research and development activities to support our pre-clinical product candidate pipeline;
•	continue to develop and expand our Pegasus platform to identify additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;

•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	acquire or in-license additional product candidates and technologies;
•	expand our infrastructure and facilities to accommodate our growing employee base and ongoing development activity;
•	require the manufacture of larger quantities of our product candidates for clinical development and potential commercialization;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; and
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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $435.2 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

Since it was reported to have surfaced in December 2019, a novel strain of coronavirus, Sars-Cov-2 which leads to COVID-19, has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and governments around the world, including in the United States, Europe and Asia, have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. We expect that COVID-19 precautions will directly or indirectly impact the timeline for some of our planned clinical trials and are continuing to assess the potential impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and clinical trials, as well as on our industry and the healthcare system.

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

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our only revenues have been derived from research collaboration arrangements with Vertex and Sanofi. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any milestone payments or royalties under any of the collaboration agreements.

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

We have an exclusive option, or Opt-In Right, exercisable on a collaboration target-by-collaboration target basis that will include the right to (i) to fund 50% of the United States development costs for collaboration products directed against such target in the applicable field of use and (ii) share equally in the net profits and net losses of commercializing collaboration products directed against such target in the applicable field of use in the United States. In addition, if we exercise the Opt-In Right, Sanofi will grant us an exclusive option, applicable to each collaboration target, which upon exercise will allow us to conduct certain co-promotion activities in the field in the United States.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid an upfront payment of $150 million. In addition to the upfront payment, we are eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will be eligible to receive certain commercial milestone payments up to $700 million in the aggregate, of which $400 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will be eligible to receive tiered royalties for each program on net sales ranging from the high-single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

Other Income (Expense)

Interest income and expense, net

Interest income consists of interest earned on our invested cash balances and interest expense on our finance leases.

Results of Operations

Comparison of three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
Revenue—from related parties	$18,702	$3,428	$15,274
Operating expenses:
Research and development	25,962	12,116	13,846
General and administrative	5,909	2,559	3,350
Total operating expenses	31,871	14,675	17,196
Loss from operations	(13,169)	(11,247)	(1,922)
Interest income (expense), net	94	315	(221)
Net loss	$(13,075)	$(10,932)	$(2,143)

Collaboration revenue

Collaboration revenues were $18.7 million for the three months ended March 31, 2021, of which $11.6 million and $7.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenue was $3.4 million for the three months ended March 31, 2020 all of which was attributable to our collaboration with Vertex.

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Three Months Ended March 31,		Change
	2021	2020
	(in thousands)
External research and development costs:
IRAK4	$5,014	$2,866	$2,148
IRAKIMiD	2,883	1,841	1,042
STAT3	1,573	876	697
Other	7,204	1,923	5,281
Internal research and development costs	9,288	4,610	4,678
Total research and development expenses	$25,962	$12,116	$13,846

Research and development expenses were $26.0 million for the three months ended March 31, 2021, compared to $12.1 million for the three months ended March 31, 2020. The increase of $13.8 million was primarily due to higher direct expenses related to IND-enabling studies and clinical activities for IRAK4, IRAKIMiD, and STAT3 programs of $3.9 million, as well as increased expenses related to the investment in our platform, exploratory programs, and Vertex collaboration of $5.3 million. We also had a $4.7 million increase in personnel, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $5.9 million for the three months ended March 31, 2021, compared to $2.6 million for the three months ended March 31, 2020. The increase of $3.3 million was primarily due to increases in legal and professional service fees and an increase in personnel, facility and other expenses stemming from an increase in headcount to support our growth as a public company.

Other Income (Expense), Net

Other income, net was $0.1 million for the three months ended March 31, 2021, as compared to $0.3 million for the three months ended March 31, 2020. The decrease was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our IPO, sale of our Convertible Preferred Stock and collaboration agreements. To date, we have received gross proceeds of $617.8 million from the sale of common stock in our August 2020 IPO and concurrent private placement, sales of our Convertible Preferred Stock and through our collaborations with Vertex and Sanofi. As of March 31, 2021, we had cash and cash equivalents and marketable securities of $435.2 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(22,823)	$(12,057)
Cash provided by (used in) investing activities	44,323	(37,403)
Cash provided by financing activities	595	93,120
Net decrease in cash, cash equivalents and restricted cash	$22,095	$43,660

Cash Flow used in Operating Activities

During the three months ended March 31, 2021, cash used in operating activities was $22.8 million, primarily resulting from our net loss of $13.1 million during the period and $17.8 million change in deferred revenue under our Sanofi and Vertex collaboration agreements. These were offset by adjustments for non-cash items of $4.9 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available-sale-securities) and a $3.2 million net increase in operating assets and liabilities primarily driven by changes in accounts payable and accrued expenses partially offset by changes in prepaid expenses and other operating assets and liabilities.

During the three months ended March 31, 2020, cash used in operating activities was $12.1 million, primarily resulting from our net loss of $10.9 million during the period and $3.4 million change in deferred revenue under our Vertex collaboration agreement. These were offset by adjustments for non-cash items of $0.9 million (primarily consisting of stock-based compensation and depreciation expense) and a $1.4 million net increase in operating assets and liabilities primarily driven by changes in prepaid expenses partially offset by changes in accrued expenses.

Cash Flow provided by (used in) Investing Activities

During the three months ended March 31, 2021, cash provided by investing activities was $44.3 million, comprised of maturities of marketable securities of $60.5 million offset by purchases of marketable securities of $16.0 million and purchases of property and equipment of $0.2 million.

During the three months ended March 31, 2020, cash used in investing activities was $37.4 million, comprised of purchases of marketable securities of $36.0 million and purchases of property and equipment of $1.4 million.

Cash Flow provided by Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $0.6 million, primarily consisting of $1.1 million in proceeds from the exercise of employee stock options offset by the payment of $0.4 million in offering costs related to our August 2020 IPO and finance lease payments of $0.2 million.

During the three months ended March 31, 2020, net cash provided by financing activities was $93.1 million, primarily consisting of $88.5 million of proceeds from the issuance of our Series C Preferred Stock, net of issuance costs and $4.8 million of proceeds from our issuances of Series B Preferred Stock, net of issuance costs, offset by payments under finance leases of $0.1 million.

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

Because of the numerous risks and uncertainties associated with the development of our product candidates and programs and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. The timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our product candidates or any future product candidates we may develop;
•	our ability to maintain our relationships with Sanofi, Vertex and other key collaborators;
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

We believe the existing cash, cash equivalents and marketable securities of $435.2 million as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD and STAT3 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on March 11, 2021.

JOBS Act Accounting Election

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We have elected to avail ourselves of this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, where allowable we have early adopted certain standards as described in Note 2 of our consolidated financial statements. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes”; and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of March 31, 2021, we had cash and cash equivalents and marketable securities of $435.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts, interest-bearing savings accounts, U.S. government debt securities as well as corporate debt securities from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as express or implied statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the Pegasus platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our IPO. From our inception through March 31, 2021, we raised an aggregate of $617.8 million of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi and Vertex Pharmaceuticals Incorporated, or Vertex. As of March 31, 2021, our cash and cash equivalents and investments were $435.2 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $141.8 million as of March 31, 2021. For the years ended December 31, 2020 and 2019, we reported net losses of $45.6 million and $41.2 million, respectively, and $13.1 million and $10.9 million for the three months ended March 31, 2021 and 2020, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•	initiate and complete clinical trials for current or future product candidates, including the ongoing Phase 1 trial of KT-474;

•

prepare and submit Investigational New Drug applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for KT-413, a highly active and selective, IRAKIMiD degrader and other current and future product candidates;

•	prepare and submit INDs with the FDA for KT-333, a highly active and selective STAT3 degrader and other current and future product candidates;
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

As of March 31, 2021, we had approximately $435.2 million of cash and cash equivalents and investments. On August 25, 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the IPO, the Company announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to the Company from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed on August 25, 2020. We expect that the approximately $435.2 million of cash and cash equivalents and investments at March 31, 2021 will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of these extended transition periods, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

•	our ability to receive regulatory approvals from applicable regulatory authorities;
•	the initiation and successful completion of all safety studies required to obtain U.S. and foreign marketing approval for our product candidates;
•	the costs associated with the development of any additional development programs we identify in-house or acquire through collaborations or other arrangements;
•	our ability to establish manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•	obtaining and maintaining acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	the success of our existing collaborations as well as the terms and timing of any additional collaboration, license or other arrangement, including the terms and timing of any payments thereunder;
•	our ability to enforce and defend intellectual property rights and claims; and
•	our ability to maintain a continued acceptable safety profile of our product candidates following approval.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our three most advanced development programs, IRAK4, IRAKIMiD, and STAT3, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases as well as numerous cancers. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We depend heavily on the successful development of our lead programs. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates, including our IRAK4, IRAKIMiD, and STAT3 programs. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with hidradenitis suppurativa (HS) or atopic dermatitis (AD). We have initiated dosing of healthy volunteers in the SAD portion of the Phase 1 clinical trial. The program is on partial clinical hold regarding the MAD portion of the Phase 1 trial, pending FDA review of interim data in healthy volunteers from the SAD portion of the trial. We cannot be certain that the FDA will lift the partial clinical hold on KT-474 for the MAD portion of the Phase 1 trial to proceed which could negatively impact the future clinical development of KT-474.

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

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing constitutional challenges in the U.S. Supreme Court, the former presidential administration issued various Executive Orders eliminating cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and has further resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the prior administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the prior administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the prior administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. HHS has solicited feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, among others:

•

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, offering, receiving, providing or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, or arranging for, any item, good, facility, or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations can result in significant civil monetary and criminal penalties for each violation, plus up to three times the amount of remuneration, imprisonment, and exclusion from government healthcare programs. Further, a violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability;

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

We own patent applications and one patent related to our platform E3 ligase ligand technology and our novel bifunctional degrader compounds, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related methods.

As of March 31, 2021, our patent portfolio covering novel compounds discovered by our Pegasus platform included 46 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

Disputes may also arise between us and our current or future licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that are not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and are therefore costly, time consuming and inherently uncertain.

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

Risks Related to our Trademarks, Trade Names and Trade Secrets

If our trademarks and trade names for our products or company name are not adequately protected in one or more countries where we intend to market our products, we may delay the launch of product brand names, use different or less effective trademarks or tradenames in different countries, or face other potentially adverse consequences to building our product brand recognition.

Our trademarks or trade name may be challenged, infringed, diluted, circumvented, declared generic, or determined to be infringing on other marks. In such a circumstance, we may not be able to protect our rights to these marks or may be forced to stop using product names, which we need for name recognition by potential partners and customers in our markets of interest.

In addition, during the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions refusing registration of our trademarks. In the USPTO and in comparable agencies in many foreign jurisdictions, third parties are also given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. For example, in November 2019, Novartis AG filed actions in the U.S. and European Union trademark offices opposing our applications to register KYMERA and KYMERA THERAPEUTICS for pharmaceuticals and drug development services on the basis of its claimed rights in the KYMRIAH mark. This dispute was amicably settled in October 2020 and Kymera’s applications for KYMERA and KYMERA THERAPEUTICS have proceeded to registration in the European Union and should do so without issue in the United States as well. Opposition or cancellation proceedings may be filed against future trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. In the United States and other jurisdictions that recognize common law trademark rights, we intend to rely on both registration and common law protection for our trademarks. However, if we are unable to obtain registrations of future trademarks due to trademark office obstacles or third party objections, we may not be able to compete as effectively and our business may be adversely affected.

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

As of March 31, 2021, we had 92 full-time employees, and we will continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, and investors may lose all or part of their investment.

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

All shares of common stock sold in our IPO or otherwise outstanding as of our IPO are able to be sold in the public market. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be investors’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be investors’ sole source of gain for the foreseeable future.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell any of our present or future product candidates that may receive regulatory approval.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Quarterly Report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

None.

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

~~+~~

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

Kymera Therapeutics, Inc.

Date: May 6, 2021	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: May 6, 2021	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer