Form 10-Q
period 2021-06-30
Kymera Therapeutics, Inc.
filed 2021-08-06
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 30, 2021, the registrant had 51,039,817 shares of common stock, $0.0001 par value per share, outstanding.

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

•

our potential ability to manufacture our drug products, drug substances, delivery vehicles, and product candidates for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,903	$31,004
Marketable securities (Note 4)	274,204	265,198
Accounts receivable—due from related parties	—	577
Contract assets—due from related parties	904	856
Prepaid expenses and other current assets	4,795	4,704
Total current assets	$364,806	$302,339
Marketable securities, non-current (Note 4)	45,305	162,531
Property and equipment, net (Note 6)	12,118	10,841
Right-of-use assets, operating leases	9,648	9,845
Other non-current assets	920	30
Restricted cash	1,589	1,589
Total assets	$434,386	$487,175
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,177	$4,368
Accrued expenses (Note 8)	14,668	10,330
Deferred revenue	82,263	92,552
Operating lease liabilities	2,425	2,572
Finance lease liabilities	1,038	689
Other current liabilities	114	106
Total current liabilities	$108,685	$110,617
Non-current liabilities
Deferred revenue, net of current portion	52,672	77,838
Operating lease liabilities, net of current portion	13,696	14,128
Finance lease liabilities, net of current portion	1,145	604
Other non-current liabilities	84	100
Total liabilities	$176,282	$203,287
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 0 shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2021 and December 31, 2020, 45,401,203 and 44,592,288 shares issued at June 30, 2021 and December 31, 2020, respectively; 45,327,681 and 44,482,186 shares outstanding at June 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	424,599	412,777
Accumulated deficit	(166,500)	(128,765)
Accumulated other comprehensive loss	—	(128)
Total stockholders’ equity	258,104	283,888
Total liabilities and stockholders’ equity	$434,386	$487,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three and Six Months Ended June 30, 2021 and 2020

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration Revenue—from related parties	$18,519	$3,288	$37,221	$6,716
Operating expenses:
Research and development	$35,220	$13,819	$61,181	$25,935
General and administrative	8,029	3,661	13,939	6,220
Total operating expenses	43,249	17,480	75,120	32,155
Loss from operations	(24,730)	(14,192)	(37,899)	(25,439)
Other income (expense):
Interest Income	98	228	217	577
Interest Expense	(28)	(25)	(53)	(59)
Total other income:	70	203	164	518
Net loss	$(24,660)	$(13,989)	$(37,735)	$(24,921)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	14	(189)	128	25
Total comprehensive loss	$(24,646)	$(14,178)	$(37,607)	$(24,896)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(24,660)	$(13,989)	$(37,735)	$(24,921)
Deemed dividend from exchange of convertible preferred stock	—	—	—	(9,050)
Net loss attributable to common stockholders	$(24,660)	$(13,989)	$(37,735)	$(33,971)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(6.98)	$(0.84)	$(17.18)
Weighted average common stock outstanding, basic and diluted	45,094,238	2,002,825	44,873,083	1,977,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended June 30, 2020 and 2021

(In thousands, except for share amounts)

(Unaudited)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	'Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance at March 31, 2020	3,000,000	$5,900	12,786,718	$25,398	16,009,845	$64,718	3,059,695	$14,025	15,527,943	$101,180	1,975,813	$—	$82	$(94,105)	$220	$(93,803)
Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	55,394	111	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net of issuance costs of $0	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $320	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of Series A Convertible Preferred Stock for Series C Preferred Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	16,106	—	28	—	—	28
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	44,037	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	664	—	—	664
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(189)	(189)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,989)	—	(13,989)
Balance as of June 30, 2020	3,000,000	$5,900	12,842,112	$25,509	16,009,845	$64,718	3,059,695	$14,025	15,527,943	$101,180	2,035,956	$—	$774	$(108,094)	$31	$(107,289)

Balance at March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	44,879,376	$4	417,096	$(141,840)	$(13)	$275,247
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	422,471	1	1,470	—	—	1,471
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	18,154	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	7,680	—	307	—	—	307
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	5,726	—	—	5,726
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13	13
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,660)	—	(24,660)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	45,327,681	$5	$424,599	$(166,500)	$—	$258,104

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

For the six months ended June 30, 2020 and 2021

(In thousands, except for share amounts)

(Unaudited)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance at December 31, 2019	3,000,000	$5,900	14,720,126	$29,237	14,827,580	$59,918	3,059,695	$14,025	—	$—	1,929,516	$—	$2,044	$(76,456)	$6	$(74,406)
Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	110,788	222	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net of issuance costs of $0	—	—	—	—	1,182,265	4,800	—	—	—	—		—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $320	—	—	—	—	—	—	—	—	13,539,141	88,180	—	—	—	—	—	—
Exchange of Series A Convertible Preferred Stock for Series C Preferred Convertible Preferred Stock	—	—	(1,988,802)	(3,950)	—	—	—	—	1,988,802	13,000	—	—	(2,333)	(6,717)	—	(9,050)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	16,106	—	28	—	—	28
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	90,334	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,035	—	—	1,035
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25	25
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,921)	—	(24,921)
Balance at June 30, 2020	3,000,000	$5,900	12,842,112	$25,509	16,009,845	$64,718	3,059,695	$14,025	15,527,943	$101,180	2,035,956	$—	$774	$(108,094)	$31	$(107,289)

Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	44,482,186	4	412,777	(128,765)	(128)	283,888
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	801,233	1	2,617	—	—	2,618
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	36,582	—	—	—	—	—
Issuance of shares under employee stock purchase plan					—	—	—	—	—	—	7,680	—	307	—	—	307
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	8,898	—	—	8,898
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	128	128
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(37,735)	—	(37,735)
Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	45,327,681	$5	$424,599	$(166,500)	$—	$258,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(37,735)	$(24,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,898	1,035
Depreciation and amortization	1,037	776
Premiums and discounts on available-for-sale marketable securities	2,511	—
Non-cash research and development expense	—	222
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(91)	(2,182)
Receivables—due from related parties	(327)	—
Contract asset—due from related parties	856	—
Accounts payable	4,005	(372)
Accrued expenses and other current liabilities	4,092	3,136
Deferred revenue	(35,455)	(6,716)
Operating lease right-of-use assets	197	7,349
Operating lease liabilities	(579)	(1,796)
Other assets and liabilities	(743)	—
Net cash used in operating activities	$(53,334)	$(23,469)
Investing activities
Purchase of property and equipment, net	(790)	(5,250)
Purchases of investments	(46,164)	(110,527)
Maturities of investments	152,000	31,500
Net cash provided by (used in) investing activities	$105,046	$(84,277)
Financing activities
Proceeds from the issuance of Series B Convertible Preferred Stock, net of issuance costs	—	4,800
Proceeds from the issuance of Series C Convertible Preferred Stock, net of issuance costs	—	88,181
Proceeds from stock option exercises	2,618	29
Proceeds from employee stock purchase plan	307
Payments of offering costs in connection with initial public offering	(397)	—
Payments on finance leases	(341)	(293)
Net cash provided by financing activities	$2,187	$92,717
Net increase in cash, cash equivalents and restricted cash	53,899	(15,029)
Cash, cash equivalents and restricted cash at beginning of period	32,593	77,789
Cash, cash equivalents and restricted cash at end of period	$86,492	$62,760
Supplemental disclosure of cash flow activities
Cash paid for interest	$54	$65
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$320	$1,076
Purchase of property and equipment through finance lease	$1,231	$—
Offering costs included in accrued expenses	$154	$—
Supplemental disclosure of noncash operating activities
Tenant improvements included in other assets	$—	$833
Reduction of right-of-use asset and liability due to lease modification	$—	$2,161

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30,
	2021	2020
Cash and cash equivalents	$84,903	$60,971
Restricted cash	1,589	1,789
Total cash, cash equivalents, and restricted cash	$86,492	$62,760

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $166.5 million as of June 30, 2021. The Company has funded these losses principally through issuance of common stock, including its follow-on offering and concurrent private placement completed in July 2021, initial public offering (“IPO”), which was completed in August 2020, preferred stock, convertible notes and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $404.4 million. The Company believes these cash, cash equivalents and marketable securities together with the net proceeds from the sale of its common stock in a public offering on July 6, 2021 of $243.1 million will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note, and elsewhere in the accompanying condensed consolidated financial statements and notes.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results for the six months ended June 30, 2021 are not necessarily indicative of the results for the year ended December 31, 2021 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2020 Annual Report on Form 10-K.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$46,209	$—	$—	$46,209
Marketable securities, current
US treasuries	205,976	—	—	205,976
Corporate bonds	—	68,228	—	68,228
Marketable securities, non-current
US treasuries	22,167	—	—	22,167
Corporate bonds	—	23,138	—	23,138
Restricted cash	1,589	—	—	1,589
Total	$275,941	$91,366	$—	$367,307

	Fair Value Measurements at December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$19,943	$—	$—	$19,943
Corporate bonds	—	10,499	—	10,499
Marketable securities, current
US treasuries	192,275	—	—	192,275
Corporate bonds	—	72,923	—	72,923
Marketable securities, non-current
US treasuries	132,589	—	—	132,589
Corporate bonds	—	29,942	—	29,942
Restricted cash	1,589	—	—	1,589
Total	$346,396	$113,364	$—	$459,760

During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at June 30, 2021 and December 31, 2020 and (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2021
U.S. treasury securities	$228,130	$18	$(5)	$228,143
Corporate securities	91,379	2	(15)	91,366
Total	$319,509	$20	$(20)	$319,509

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. treasury securities	$324,917	$—	$(53)	$324,864
Corporate securities	102,946	—	(81)	102,865
Total	$427,863	$—	$(134)	$427,729

As of June 30, 2021, the Company held 28 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $91.0 million. As of December 31, 2020, the Company held 65 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $392.2 million.

As of June 30, 2021, the Company had 43 securities with a fair value of $274.2 million with a contractual maturity of less than 12 months and 12 securities with a fair value of $45.3 million with a contractual maturity of greater than 12 months. As of December 31, 2020, the Company had 48 securities with a fair value of $295.6 million with a contractual maturity of less than 12 months and 25 securities with a fair value of $162.5 million with a contractual maturity of greater than 12 months. There were no sales of marketable securities during the three and six months ending June 30, 2021 and 2020.

The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 28 securities in an unrealized loss position as of June 30, 2021 to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

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

The Sanofi Agreement, unless earlier terminated, will expire on a product-by-product basis on the date of expiration of all payment obligations under the Sanofi Agreement with respect to such product. The Company or Sanofi may terminate the agreement upon the other party’s material breach or insolvency or for certain patent challenges. In addition, Sanofi may terminate the Sanofi Agreement for convenience or for a material safety event upon advance prior written notice, and the Company may terminate the Sanofi Agreement with respect to any collaboration candidate if, following Sanofi’s assumption of responsibility for the development, commercialization or manufacturing of collaboration candidates with respect to a particular target, Sanofi ceases to exploit any collaboration candidates directed to such target for a specified period.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligation has not been fully satisfied as of June 30, 2021. In the three months ended June 30, 2021, the Company recognized $14.4 million in revenue under the Sanofi Agreement, of which $12.0 million was associated with Collaboration Target 1 and $2.4 million was associated with Collaboration Target 2. In the six months ended June 30, 2021, the Company recognized $26.0 million in revenue under the Sanofi Agreement, of which $21.5 million was associated with Collaboration Target 1 and $4.5 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2021 and December 31, 2020 is $108.4 million and $132.6 million, respectively. During the six months ended June 30, 2021, the Company received $1.7 million in cost reimbursement payments. No milestone or royalty payments have been received under the Sanofi Agreement. As of June 30, 2021, the Company recorded unbilled accounts receivable of $0.9 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the second quarter of 2021.  As of June 30, 2021, the Company did not have any research and development costs under the Sanofi Agreement for activities performed during the second quarter of 2021 in accounts receivable. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 2.7 years as of June 30, 2021.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as June 30, 2021. During the three months ended June 30, 2021 and 2020, the Company recognized $4.1 million and $3.3 million, respectively, under the Vertex Agreement. During the six months ended June 30, 2021 and 2020, the Company recognized $11.2 million and $6.7 million respectively, in revenue under the Vertex Agreement. All $11.2 million revenue recognized in the six months ended June 30, 2021 was recognized from amounts that were recorded in deferred revenue as of December 31, 2020. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at June 30, 2021 and December 31, 2020 is $26.5 million and $37.7 million, respectively. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term, which is a maximum of 1.3 years as June 30, 2021.

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

In exchange for the non-exclusive license rights, the Company provided the pharmaceutical company with an equity grant and is required to make tiered royalty payments based on net sales of all products licensed under the agreement in the low single-digit percentages. In conjunction with the Collaboration, the Company initially issued 886,305 Series A Preferred Units (“Series A Preferred Units”) to the pharmaceutical company. On November 1, 2018, these Series A Preferred Units were exchanged on a one-for-one basis for shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). These shares vested in equal installments over three years and the Company recorded expense over the vesting period based on the fair value of the shares under the Collaboration. The Company recorded $0.2 million to research and development expense related to the vesting of 110,788 shares of Series A Preferred Stock for the six months ended June 30, 2020. As of December 31, 2020, all shares under the Collaboration were fully vested and all expenses had been recognized.

The royalty payments are contingent and as such are not being recorded until incurred. The Company determined that the license is representative of an in-process research and development asset, with no future alternative use. As such, the Company recorded the expense related to the vesting of shares of Series A Preferred Stock as research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Collaboration can be terminated by either party for convenience with 60-days written notice and may also be terminated in the event of a material breach.

The following table presents the changes in accounts receivable, contract assets and liabilities for the six months ended June 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at June 30, 2021
Accounts receivable and contract assets:
Billed receivables - Sanofi	$577	$1,718	$(2,295)	$—
Unbilled receivables - Sanofi	856	1,766	(1,718)	904
Total accounts receivable and contract assets	$1,433	$3,484	$(4,013)	$904
Contract liabilities:
Deferred revenue - Vertex	$37,748	$—	$(11,226)	$26,522
Deferred revenue - Sanofi	132,642	1,766	(25,995)	108,413
Total contract liabilities	$170,390	$1,766	$(37,221)	$134,935

6. Property and Equipment

Property and equipment consists of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Lab and office equipment under finance right-of-use asset	$4,003	$2,771
Lab equipment	2,373	1,636
Computer equipment	266	89
Furniture & fixtures	921	861
Leasehold improvements	7,731	7,599
Assets not yet in service	—	32
Total property and equipment	15,294	12,988
Less accumulated depreciation	(3,176)	(2,147)
Property and equipment, net	$12,118	$10,841

Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.6 million and $0.4 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $1.0 million and $0.8 million, respectively

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $4.0 million and $2.8 million as of June 30, 2021 and December 31, 2020, respectively and accumulated amortization expense of $1.5 million and $1.2 million, respectively.

Amortization expense related to right-of-use assets during both the three months ended June 30, 2021 and 2020 was $0.2 million. Amortization expense related to right-of-use assets during both the six months ended June 30, 2021 and 2020 was $0.4 million.

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

In October 2019, the Company entered into a noncancelable facility lease agreement (the “New Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the New Lease is 120 months and expires on March 31, 2030. The New Lease has an option to be extended for an additional five years. The New Lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The New Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. The Company was eligible for and received a tenant incentive allowance of $5.5 million in 2020 as the tenant improvements were completed. The full allowance amount had been collected from the landlord as of December 31, 2020. In accordance with the New Lease, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is classified as restricted cash on the condensed consolidated balance sheets as of June 30, 2021.

The Company’s finance lease obligations consist of certain property and equipment financed through capital leases.

The components of the lease costs for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$524	$673	$1,047	$1,562
Finance lease costs:
Amortization of right-to-use assets, finance leases	193	195	371	356
Interest expense for finance lease liabilities	21	31	37	65
Variable lease costs	153	94	385	201
Total lease costs	$891	$993	$1,840	$2,184

Supplemental cash flow information relating to the Company’s leases for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in (provided by) operating leases	$1,428	$(3,905)
Operating cash flows used in finance leases	$350	$309
Financing cash flows used in finance leases	$37	$65

Weighted average remaining lease terms and discount rates as of June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
Remaining lease term:
Operating lease	8.84 years	9.80 years
Finance lease	2.68 years	3.30 years
Discount Rate:
Operating lease	10.50%	10.50%
Finance lease	8.51%	7.9%

The undiscounted future lease payments for operating and finance leases as of June 30, 2021, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021 (excluding the first and second quarter)	$1,262	$588
2022	2,581	924
2023	2,659	710
2024	2,732	194
2025	2,814	—
Thereafter	12,925	—
Total minimum lease payments	24,973	2,416
Less amounts representing interest or imputed interest	(8,852)	(233)
Present value of lease liabilities	$16,121	$2,183

8. Accrued Expenses

Accrued expenses consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Research and development expenses	$10,504	$5,821
Payroll and payroll-related	2,319	2,918
Professional fees	1,590	1,585
Other	255	6
Accrued expenses	$14,668	$10,330

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2021 or December 31, 2020.

10. Convertible Preferred Stock

In January 2020, the Company issued 1,182,265 shares of Series B Preferred Stock at $4.06 per share to complete the second closing of the Series B Preferred Stock issuance for total proceeds of $4.8 million. The issuance costs related to the second tranche were insignificant.

In March 2020, the Company executed a Series C Preferred Stock Purchase Agreement (the “Series C SPA”) to issue 13,539,141 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) at a purchase price of $6.5366 per share for a total consideration of $88.2 million, net of issuance costs of $0.3 million. In conjunction with the Series C SPA, the Company exchanged 1,988,802 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an equal number of shares of Series C Preferred Stock related to a transaction amongst investors. This resulted in a total issuance of 15,527,943 shares of Series C Preferred Stock. The fair value of the shares of Series C Preferred Stock issued exceeded the carrying value of the shares of Series A Preferred Stock exchanged by $9.1 million, which was recognized as a deemed dividend through a reduction of $2.3 million to additional paid-in capital and an increase of $6.7 million to the accumulated deficit. The $9.1 million deemed dividend increased the net loss for the six months ended June 30, 2020 to arrive at net loss attributable to common stockholders in the calculation of earnings per share.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2021, there were an aggregate of 3,150,858 shares remaining available for future grants.

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

Stock Options

A summary of stock option activity under the 2020 Plan during the six months ended June 30, 2021 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,832,712	$8.17	9.08	$314,001
Granted	1,871,037	49.07
Exercised	(801,233)	3.27
Forfeited	(89,527)	13.85
Outstanding at June 30. 2021	6,812,989	$19.90	8.93	$197,003
Exercisable at June 30, 2021	1,596,721	$7.48	8.49	$65,526

The intrinsic value of stock options exercised during the three months ended June 30, 2021 and 2020 was $17.1 million and $0.0 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $37.1 million and $0.1 million, respectively.

The weighted-average fair value of options granted during the three months ended June 30, 2021 and 2020 was $26.99 and $3.32, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2021 and 2020 was $28.66 and $3.62, respectively.

As of June 30, 2021, the total unrecognized stock-based compensation expense for unvested stock options was $69.7 million, which is expected to be recognized over 2.8 years.

The following table outlines our equity-based compensation expense for stock options for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,821	$371	$4,458	$553
General and administrative	2,792	235	4,226	363
Total equity-based compensation	$5,613	$606	$8,684	$916

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	5.87	6.27	5.83	6.22
Volatility	65%	70%	66%	78%
Risk-free interest rate	1.05%	0.41%	0.90%	0.65%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity under the 2018 Plan during the six months ended June 30, 2021 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2020	110,104	$1.60
Vested	(36,582)	1.60
Unvested at June 30, 2021	73,522	$1.60

No restricted stock awards were granted during the three or six months ended June 30, 2021 and 2020. As of June 30, 2021, the total unrecognized stock-based compensation expense for unvested restricted stock was $0.2 million, which is expected to be recognized over one year.

During the three months ended June 30, 2021 and 2020, the Company recognized an immaterial amount of equity-based compensation expense for restricted stock. During both the six months ended June 30, 2021 and 2020, the Company recognized approximately $0.1 million for restricted stock of which approximately $0.1 million and an immaterial amount were included in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,917	$423	$4,642	$662
General and administrative	2,809	241	4,256	373
Total equity-based compensation	$5,726	$664	$8,898	$1,035

12. Related-Party Transactions

In addition to the collaborations discussed in Note 5, the Company had the following related party transactions for the period presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements. The Company made payments of $0.4 million to an investor for rent expenses during the six months ended June 30, 2020. No such payments were made during the three or six months ended June 30, 2021.

13. Income Taxes

Income taxes for the three and six months ended June 30, 2021 and 2020 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three and six months ended June 30, 2021 and 2020, no income tax was recorded.

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

14. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(24,660)	$(13,989)	$(37,735)	$(24,921)
Deemed dividend from exchange of convertible preferred stock	—	—	—	(9,050)
Net loss attributable to common stockholders	$(24,660)	$(13,989)	$(37,735)	$(33,971)
Denominator:
Weighted average common shares outstanding, basic and diluted	45,094,238	2,002,825	44,873,083	1,977,720
Net loss per share, basic and diluted	$(0.55)	$(6.98)	$(0.84)	$(17.18)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2021	2020
Convertible preferred stock	—	31,625,534
Unvested restricted stock	73,522	157,692
Options to purchase common stock	6,812,989	4,343,062
Total	6,886,511	36,126,288

15. Subsequent Events

In July 2021, the Company completed a follow-on offering and issued and sold 5,468,250 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 713,250 shares, at a public offering price of $47.00 per share. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $257.0 million. Concurrent with the follow-on offering, the Company issued and sold 49,928 shares of common stock at $47.00 per share in a private placement to Vertex and the aggregate proceeds were $2.3 million.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and continue to apply our platform’s capabilities to additional therapeutic areas. Our initial programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, pathways providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. With respect to our IRAK4 program, we are collaborating with Genzyme Corporation, a subsidiary of Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. We submitted an Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for KT-474 in 2020, and initiated the single ascending dose, or SAD, portion of our Phase 1 trial in adult healthy volunteers in February 2021. In June 2021, the FDA lifted the partial clinical hold on the multiple ascending dose, or MAD, portion of the Phase 1 trial of KT-474 following review of interim results from the SAD portion of the Phase 1 trial. As a result, in July 2021, we initiated enrollment in the MAD portion of the Phase 1 trial of KT-474, including healthy volunteers. A subsequent cohort is expected to include hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients. We also expect to submit INDs for degraders KT-413 and KT-333 from our IRAKIMiD and STAT3 programs, respectively, in the second half of 2021, and if cleared, to initiate Phase 1 trials in patients thereafter.

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $877.2 million from the sale of common stock including our July 2021 follow-on offering and concurrent private placement, August 2020 initial public offering (“IPO”) and concurrent private placement, sales of our Convertible Preferred Stock (the “Convertible Preferred Stock”) and through our collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Genzyme Corporation, or Sanofi.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $45.6 million and $41.2 million for the years ended December 31, 2020 and 2019, respectively, and $24.7 million and $14.0 million and $37.7 million and $24.9 million for the three and six months ended June 30, 2021 and 2020, respectively. In addition, as of June 30, 2021 and December 31, 2020 we had an accumulated deficit of $166.5 million and $128.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $404.4 million. We believe the existing cash, cash equivalents and marketable securities on hand, together with the net proceeds from the sale of our common stock in a public offering and concurrent private placement on July 6, 2021 of $243.1 million, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

Results of Operations

Comparison of three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020
	(in thousands)
Revenue—from related parties	$18,519	$3,288	$15,231
Operating expenses:
Research and development	35,220	13,819	21,401
General and administrative	8,029	3,661	4,368
Total operating expenses	43,249	17,480	25,769
Loss from operations	(24,730)	(14,192)	(10,538)
Interest income (expense), net	70	203	(133)
Net loss	$(24,660)	$(13,989)	$(10,671)

Collaboration revenue

Collaboration revenues were $18.5 million for the three months ended June 30, 2021, of which $14.4 million and $4.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenue was $3.3 million for the three months ended June 30, 2020 all of which was attributable to our collaboration with Vertex.

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Three Months Ended June 30,		Change
	2021	2020
	(in thousands)
External research and development costs:
IRAK4	$6,339	$2,710	$3,629
IRAKIMiD	3,920	1,782	2,138
STAT3	2,913	2,216	697
Other	8,803	2,376	6,427
Internal research and development costs	13,245	4,735	8,510
Total research and development expenses	$35,220	$13,819	$21,401

Research and development expenses were $35.2 million for the three months ended June 30, 2021, compared to $13.8 million for the three months ended June 30, 2020. The increase of $21.4 million was primarily due to higher direct expenses related to clinical activities for IRAK4, IND-enabling studies for IRAKIMiD, and STAT3 programs of $6.5 million, as well as increased expenses related to the investment in our platform, exploratory programs, and Vertex collaboration of $6.4 million. We also had a $8.5 million increase in personnel, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $8.0 million for the three months ended June 30, 2021, compared to $3.7 million for the three months ended June 30, 2020. The increase of $4.4 million was primarily due to increases in legal and professional service fees and an increase in personnel, facility and other expenses stemming from an increase in headcount to support our growth as a public company.

Other Income (Expense), Net

Other income, net was $0.1 million for the three months ended June 30, 2021, as compared to $0.2 million for the three months ended June 30, 2020. The decrease was primarily due to the prevailing interest rates in the respective periods.

Comparison of six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020
	(in thousands)
Revenue—from related parties	$37,221	$6,716	$30,505
Operating expenses:
Research and development	61,181	25,935	35,246
General and administrative	13,939	6,220	7,719
Total operating expenses	75,120	32,155	42,965
Loss from operations	(37,899)	(25,439)	(12,460)
Interest income (expense), net	164	518	(354)
Net loss	$(37,735)	$(24,921)	$(12,814)

Collaboration revenue

Collaboration revenues were $37.2 million for the six months ended June 30, 2021, of which $26.0 million and $11.2 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenue was $6.7 million for the six months ended June 30, 2020 all of which was attributable to our collaboration with Vertex.

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Six Months Ended June 30,		Change
	2021	2020
	(in thousands)
External research and development costs:
IRAK4	$11,353	$5,577	$5,776
IRAKIMiD	6,803	3,623	3,180
STAT3	4,486	3,092	1,394
Other	16,007	4,337	11,670
Internal research and development costs	22,532	9,306	13,226
Total research and development expenses	$61,181	$25,935	$35,246

Research and development expenses were $61.2 million for the six months ended June 30, 2021, compared to $25.9 million for the six months ended June 30, 2021. The increase of $35.2 million was primarily due to higher direct expenses related to IND-enabling studies and clinical activities for IRAK4, IRAKIMiD, and STAT3 programs of $10.4 million, as well as increased expenses related to the investment in our platform, exploratory programs, and Vertex collaboration of $11.7 million. We also had a $13.2 million increase in personnel, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $13.9 million for the six months ended June 30, 2021, compared to $6.2 million for the six months ended June 30, 2020. The increase of $7.7 million was primarily due to increases in legal and professional service fees and an increase in personnel, facility and other expenses stemming from an increase in headcount to support our growth as a public company.

Other Income (Expense), Net

Other income, net was $0.2 million for the six months ended June 30, 2021, as compared to $0.5 million for the six months ended June 30, 2020. The decrease was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our IPO, sale of our Convertible Preferred Stock and collaboration agreements. To date, we have received gross proceeds of $877.1 million from the sale of common stock in our August 2020 IPO and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, sales of our Convertible Preferred Stock and through our collaborations with Vertex and Sanofi. As of June 30, 2021, we had cash and cash equivalents and marketable securities of $404.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(53,334)	$(23,469)
Cash provided by (used in) investing activities	105,046	(84,277)
Cash provided by financing activities	2,187	92,717
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,899	$(15,029)

Cash Flow used in Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $53.3 million, primarily resulting from our net loss of $37.7 million during the period and $35.5 million change in deferred revenue under our Sanofi and Vertex collaboration agreements. These were offset by adjustments for non-cash items of $12.4 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available-sale-securities) and a $7.4 million net increase in operating assets and liabilities primarily driven by changes in accounts payable and accrued expenses partially offset by changes in prepaid expenses and other operating assets and liabilities.

During the six months ended June 30, 2020, operating activities used $23.5 million of cash, resulting primarily from the net loss of $24.9 million adjusted for net non-cash items of $2.0 million (primarily stock-based compensation and depreciation expense) and an increase in cash used of $0.6 million due to the net changes of our operating assets and liabilities.

Cash Flow provided by (used in) Investing Activities

During the six months ended June 30, 2021, cash provided by investing activities was $105.0 million, comprised of maturities of marketable securities of $152.0 million offset by purchases of marketable securities of $46.2 million and purchases of property and equipment of $0.8 million.

During the six months ended June 30, 2020, investing activities used $84.3 million of cash, primarily due to $110.5 million in purchases of marketable securities and $5.3 million in purchases of property and equipment offset by the $31.5 million of maturities of investments.

Cash Flow provided by Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $2.2 million, primarily consisting of $2.6 million in proceeds from the exercise of employee stock options, $0.3 million in proceeds from the issuance of shares under our employee stock purchase plan offset by the payment of $0.4 million in offering costs related to our August 2020 IPO and finance lease payments of $0.3 million.

During the six months ended June 30, 2020, net cash provided by financing activities was $92.7 million, primarily consisting of $88.2 million of proceeds from our issuances of Series C convertible preferred stock in March 2020, net of issuance costs and $4.8 million of proceeds from the second closing of our Series B convertible preferred stock financing in January 2020, net of issuance costs.

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

We believe the existing cash, cash equivalents and marketable securities of $404.4 million as of June 30, 2021, together with the net proceeds from the sale of our common stock in a public offering and concurrent private placement on July 6, 2021 of $243.1 million, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD and STAT3 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on March 11, 2021.

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

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million. As such, we will cease to be an “emerging growth company” as of December 31, 2021 and will be a “large accelerated filer” for our fiscal year ending December 31, 2021.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of June 30, 2021, we had cash and cash equivalents and marketable securities of $404.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts, interest-bearing savings accounts, U.S. government debt securities as well as corporate debt securities from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the Pegasus platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our IPO. From our inception through June 30, 2021, we raised an aggregate of $617.8 million of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi and Vertex Pharmaceuticals Incorporated, or Vertex. As of June 30, 2021, our cash and cash equivalents and investments were $404.4 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $166.5 million as of June 30, 2021. For the years ended December 31, 2020 and 2019, we reported net losses of $45.6 million and $41.2 million, respectively, and $24.7 million, $14.0 million and $37.7 million and $24.9 million for the three and six months ended June 30, 2021 and 2020, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of June 30, 2021, we had approximately $404.4 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the IPO, the Company announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to the Company from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. We expect that the approximately $404.4 million of cash and cash equivalents and investments at June 30, 2021 plus the $243.1 million in proceeds raised in July 2021 will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated collaboration revenue, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	the results of the single ascending dose, or SAD, or multiple ascending dose, or MAD, portions of the Phase 1 trial of KT-474 in healthy volunteers;
•	submitting INDs to the FDA for KT-413, KT-333 and other current or future product candidates;
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

Our Pegasus platform utilizes a method known as targeted protein degradation, or TPD, to discover and develop product candidates. Our future success depends on the successful development of this novel therapeutic approach. No product candidates using a heterobifunctional degrader has been approved in the United States or Europe, and the data underlying the feasibility of developing such therapeutic products is both preliminary and limited. In addition, we have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully achieve TPD with a therapeutic result requires the successful development of heterobifunctional molecules that were intentionally designed with a rational drug development process and developing those molecules with the right combination of protein targets and E3 ligases. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover degraders by matching the right target with the ideal E3 ligase and the right linker in a timely manner, or at all. We have recently initiated a first-in-human Phase 1 clinical trial of KT-474, but we have not yet assessed safety of any other product candidates in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates, including our IRAK4, IRAKIMiD, and STAT3 programs. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with hidradenitis suppurativa (HS) or atopic dermatitis (AD). The program was initially placed on partial clinical hold regarding the multiple ascending dose (MAD) portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial.  In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results. As a result, in July 2021, we initiated enrollment in the MAD portion of the Phase 1 trial of KT-474, including healthy volunteers.  A subsequent cohort is expected to include HS and AD patients.

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

We are in early clinical development with KT-474 and have not evaluated any other product candidates in human clinical trials. Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for inflammatory and autoimmune diseases, cancer or other diseases, it is likely that there may be adverse side effects associated with the use of our product candidates. Additionally, a potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in itself could cause adverse events, undesirable side effects, or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for degradation could be degraded using our degrader molecules in any of our current or future clinical studies. There is also the potential risk of delayed adverse events following treatment using any of our current or future product candidates.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

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

Competitors in our efforts to develop small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Foghorn Therapeutics, Inc. Nurix Therapeutics, Inc., and Vividion Therapeutics, Inc., each of which is in preclinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, IRAKIMiD and STAT3 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

As of June 30, 2021, our patent portfolio covering novel compounds discovered by our Pegasus platform included 50 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

In addition, during the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions refusing registration of our trademarks. In the USPTO and in comparable agencies in many foreign jurisdictions, third parties are also given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. For example, in November 2019, Novartis AG filed actions in the U.S. and European Union trademark offices opposing our applications to register KYMERA and KYMERA THERAPEUTICS for pharmaceuticals and drug development services on the basis of its claimed rights in the KYMRIAH mark. This dispute was amicably settled in October 2020 and the involved applications for KYMERA and KYMERA THERAPEUTICS have proceeded to registration in the European Union and should do so without issue in the United States as well. In June 2021, Idorsia Pharmaceuticals Ltd filed oppositions against our newly-filed European Union applications to register KYMERA in color logo form based on its claimed rights in the KYMFABI mark. These proceedings remain pending.

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

We are highly dependent on the research and development, clinical and business development expertise of Nello Mainolfi, Ph.D., our President and Chief Executive Officer, Jared Gollob, M.D., our Chief Medical Officer, Bruce Jacobs, our Chief Financial Officer, Richard Chesworth, DPhil, our Chief Scientific Officer and Elaine Caughey, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of June 30, 2021, we had 112 full-time employees, and we will continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1~~+~~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2~~+~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data

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

Kymera Therapeutics, Inc.

Date: August 6, 2021	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: August 6, 2021	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer