Form 10-Q
period 2021-09-30
Kymera Therapeutics, Inc.
filed 2021-11-10
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 51,387,136 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$156,819	$31,004
Marketable securities (Note 4)	379,567	265,198
Accounts receivable—due from related parties	—	577
Contract assets—due from related parties	1,573	856
Prepaid expenses and other current assets	5,772	4,704
Total current assets	$543,731	$302,339
Marketable securities, non-current (Note 4)	74,692	162,531
Property and equipment, net (Note 6)	12,184	10,841
Right-of-use assets, operating leases	9,540	9,845
Other non-current assets	716	30
Restricted cash	1,590	1,589
Total assets	$642,453	$487,175
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,033	$4,368
Accrued expenses (Note 8)	19,219	10,330
Deferred revenue	66,234	92,552
Operating lease liabilities	2,443	2,572
Finance lease liabilities	1,189	689
Other current liabilities	375	106
Total current liabilities	$94,493	$110,617
Non-current liabilities
Deferred revenue, net of current portion	49,939	77,838
Operating lease liabilities, net of current portion	13,463	14,128
Finance lease liabilities, net of current portion	1,347	604
Other non-current liabilities	76	100
Total liabilities	$159,318	$203,287
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized as of September 30, 2021 and December 31, 2020, 51,311,921 and 44,592,288 shares issued at September 30, 2021 and December 31, 2020, respectively; 51,256,553 and 44,482,186 shares outstanding at September 30, 2021 and December 31, 2020, respectively	5	4
Additional paid-in capital	678,358	412,777
Accumulated deficit	(195,082)	(128,765)
Accumulated other comprehensive loss	(146)	(128)
Total stockholders’ equity	483,135	283,888
Total liabilities and stockholders’ equity	$642,453	$487,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three and Nine Months Ended September 30, 2021 and 2020

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration Revenue—from related parties	$20,336	$14,533	$57,557	$21,249
Operating expenses:
Research and development	$38,306	$15,778	$99,488	$41,713
General and administrative	10,667	6,838	24,605	13,058
Total operating expenses	48,973	22,616	124,093	54,771
Loss from operations	(28,637)	(8,083)	(66,536)	(33,522)
Other income (expense):
Interest and other income	125	125	343	702
Interest and other expense	(70)	(28)	(124)	(88)
Total other income:	55	97	219	614
Net loss	$(28,582)	$(7,986)	$(66,317)	$(32,908)
Other comprehensive loss:
Unrealized loss on marketable securities	(146)	(195)	(18)	(170)
Total comprehensive loss	$(28,728)	$(8,181)	$(66,335)	$(33,078)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(28,582)	$(7,986)	$(66,317)	$(32,908)
Deemed dividend from exchange of convertible preferred stock	—	—	—	(9,050)
Net loss attributable to common stockholders	$(28,582)	$(7,986)	$(66,317)	$(41,958)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.39)	$(1.42)	$(5.11)
Weighted average common stock outstanding, basic and diluted	50,714,846	20,677,392	46,841,636	8,211,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2020 and 2021

(In thousands, except for share amounts)

(Unaudited)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at June 30, 2020	3,000,000	$5,900	12,842,112	$25,509	16,009,845	$64,718	3,059,695	$14,025	15,527,943	$101,180	2,035,956	$—	774	$(108,094)	$31	$(107,289)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	51,518	—	110	—	—	110
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	70,852	—	111	—	—	111
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,328	—	—	2,328
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(195)	(195)
Issuance of shares in connection with initial public offering net of underwriting discounts and costs of $17,003	—	—	—	—	—	—	—	—	—	—	9,987,520	1	182,746	—	—	182,747
Conversion of convertible preferred stock into common stock	(3,000,000)	(5,900)	(12,842,112)	(25,509)	(16,009,845)	(64,718)	(3,059,695)	(14,025)	(15,527,943)	(101,180)	31,625,534	3	211,329	—	—	211,332
Issuance of shares in concurrent private placement	—	—	—	—	—	—	—	—	—	—	676,354	—	13,527	—	—	13,527
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,986)	—	(7,986)
Balance as of September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	44,447,734	$4	$410,925	$(116,080)	$(164)	$294,685

Balance at June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	45,327,681	$5	$424,599	$(166,500)	$—	$258,104
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	392,540	—	3,257	—	—	3,257
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	18,154	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	7,396	—	—	7,396
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(146)	(146)
Issuance of shares in connection with public offering net of underwriting discounts and costs of $16,207	—	—	—	—	—	—	—	—	—	—	5,468,250	—	240,760	—	—	240,760
Issuance of shares in concurrent private placement	—	—	—	—	—	—	—	—	—	—	49,928	—	2,346	—	—	2,346
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,582)	—	(28,582)
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	51,256,553	$5	$678,358	$(195,082)	$(146)	$483,135

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

For the nine months ended September 30, 2020 and 2021

(In thousands, except for share amounts)

(Unaudited)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Gain/(Loss)	(Deficit)
Balance at December 31, 2019	3,000,000	$5,900	14,720,126	$29,237	14,827,580	$59,918	3,059,695	$14,025	—	$—	1,929,516	$—	$2,044	$(76,456)	$6	$(74,406)
Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	110,788	222	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net of issuance costs of $0	—	—	—	—	1,182,265	4,800	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $320	—	—	—	—	—	—	—	—	13,539,141	88,180	—	—	—	—	—	—
Exchange of Series A Convertible Preferred Stock for Series C Preferred Convertible Preferred Stock	—	—	(1,988,802)	(3,950)	—	—	—	—	1,988,802	13,000	—	—	(2,333)	(6,716)	—	(9,049)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	67,623	—	138	—	—	138
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	161,187	—	110	—	—	110
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	3,363	—	—	3,363
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(170)	(170)
Issuance of shares in connection with initial public offering net of underwriting discounts and costs of $17,003	—	—	—	—	—	—	—	—	—	—	9,987,520	1	182,747	—	—	182,748
Conversion of convertible preferred stock into common stock	(3,000,000)	(5,900)	(12,842,112)	(25,509)	(16,009,845)	(64,718)	(3,059,695)	(14,025)	(15,527,943)	(101,180)	31,625,534	3	211,329	—	—	211,332
Issuance of shares in concurrent private placement	—	—	—	—	—	—	—	—	—	—	676,354	—	13,527	—	—	13,527
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,908)	—	(32,908)
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	44,447,734	$4	$410,925	$(116,080)	$(164)	$294,685

Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	44,482,186	$4	$412,777	$(128,765)	$(128)	$283,888
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,193,773	1	5,874	—	—	5,875
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	54,736	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	7,680	—	307	—	—	307
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	16,294	—	—	16,294
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18)	(18)
Issuance of shares in connection with public offering net of underwriting discounts and costs of $16,207	—	—	—	—	—	—	—	—	—	—	5,468,250	—	240,760	—	—	240,760
Issuance of shares in concurrent private placement	—	—	—	—	—	—	—	—	—	—	49,928	—	2,346	—	—	2,346
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(66,317)	—	(66,317)
Balance at September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	51,256,553	$5	$678,358	$(195,082)	$(146)	$483,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(66,317)	$(32,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,294	3,363
Depreciation and amortization	1,708	1,266
Premiums and discounts on available-for-sale marketable securities	4,171	—
Loss on disposal of property and equipment	18	—
Non-cash research and development expense	—	332
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,068)	(1,440)
Receivables—due from related parties	577	—
Contract asset—due from related parties	(717)	(577)
Accounts payable	1,082	523
Accrued expenses and other current liabilities	8,803	2,268
Deferred revenue	(54,217)	129,328
Operating lease right-of-use assets	305	8,330
Operating lease liabilities	(794)	(2,287)
Other assets and liabilities	(439)	—
Net cash (used in) provided by operating activities	$(90,594)	$108,198
Investing activities
Purchase of property and equipment, net	(1,096)	(7,659)
Purchases of investments	(292,006)	(460,939)
Maturities of investments	261,286	50,000
Net cash used in investing activities	$(31,816)	$(418,598)
Financing activities
Proceeds from the issuance of Series B Convertible Preferred Stock, net of issuance costs	—	4,800
Proceeds from the issuance of Series C Convertible Preferred Stock, net of issuance costs	—	88,181
Proceeds from stock option exercises	5,874	138
Proceeds from employee stock purchase plan	307	—
Payments of offering costs in connection with initial public offering	(397)	—
Payments on finance leases	(693)	(402)
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	182,748
Proceeds from concurrent private placement, initial public offering	—	13,527
Proceeds from follow on offering, net of underwriting discounts and offering costs	240,788	—
Proceeds from concurrent private placement, follow on	2,347	—
Net cash provided by financing activities	$248,226	$288,992
Net increase (decrease) in cash, cash equivalents and restricted cash	125,816	(21,408)
Cash, cash equivalents and restricted cash at beginning of period	32,593	77,789
Cash, cash equivalents and restricted cash at end of period	$158,409	$56,381
Supplemental disclosure of cash flow activities
Cash paid for interest	$106	$88
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$65	$797
Purchase of property and equipment through finance lease	$1,918	$—
Offering costs included in accrued expenses	$28	$—
Supplemental disclosure of noncash operating activities
Tenant improvements included in other assets	$—	$139
Reduction of right-of-use asset and liability due to lease modification	$—	$2,161

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30,
	2021	2020
Cash and cash equivalents	$156,819	$54,593
Restricted cash	1,590	1,788
Total cash, cash equivalents, and restricted cash	$158,409	$56,381

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $195.1 million as of September 30, 2021. The Company has funded these losses principally through issuance of common stock, including its follow-on offering and concurrent private placement completed in July 2021 ("Follow-on Offering"), initial public offering (“IPO”), which was completed in August 2020, preferred stock, convertible notes and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $611.1 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

Follow-on Public Offering

On July 6, 2021, the Company completed a follow-on offering of its common stock and issued and sold 5,468,250 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 713,250 shares, at a public offering price of $47.00 per share. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $257.0 million. Concurrent with the follow-on offering, the

Company issued and sold 49,928 shares of common stock at $47.00 per share in a private placement to Vertex and the aggregate proceeds were $2.3 million.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results for the year ended December 31, 2021 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2020 Annual Report on Form 10-K.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$139,640	$—	$—	$139,640
Corporate bonds	6,002	—	—	6,002
Marketable securities, current
US treasuries	166,240	—	—	166,240
Corporate bonds	—	213,326	—	213,326
Marketable securities, non-current
US treasuries	13,501	—	—	13,501
Corporate bonds	—	61,191	—	61,191
Restricted cash	1,590	—	—	1,590
Total	$326,973	$274,517	$—	$601,490

	Fair Value Measurements at December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$19,943	$—	$—	$19,943
Corporate bonds	—	10,499	—	10,499
Marketable securities, current
US treasuries	192,275	—	—	192,275
Corporate bonds	—	72,923	—	72,923
Marketable securities, non-current
US treasuries	132,589	—	—	132,589
Corporate bonds	—	29,942	—	29,942
Restricted cash	1,589	—	—	1,589
Total	$346,396	$113,364	$—	$459,760

During the nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at September 30, 2021 and December 31, 2020 and (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2021
U.S. treasury securities	$179,723	$23	$(5)	$179,741
Corporate securities	274,682	5	(169)	274,518
Total	$454,405	$28	$(174)	$454,259

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. treasury securities	$324,917	$—	$(53)	$324,864
Corporate securities	102,946	—	(81)	102,865
Total	$427,863	$—	$(134)	$427,729

As of September 30, 2021, the Company held 79 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $286.6 million. As of December 31, 2020, the Company held 65 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $392.2 million.

As of September 30, 2021, the Company had 77 securities with a fair value of $379.6 million with a contractual maturity of less than 12 months and 24 securities with a fair value of $74.7 million with a contractual maturity of greater than 12 months. As of December 31, 2020, the Company had 48 securities with a fair value of $295.6 million with a contractual maturity of less than 12 months and 25 securities with a fair value of $162.5 million with a contractual maturity of greater than 12 months. There were no sales of marketable securities during the three and nine months ending September 30, 2021 and 2020.

The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 79 securities in an unrealized loss position as of September 30, 2021 to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to the Company an upfront payment of $150.0 million. The Company will also be reimbursed for certain research activities for a certain backup degrader under the IRAK4 program as well as contract manufacturing costs for the led 474 program, unless certain criteria are not met for an initial IRAK4 degrader. In addition to the upfront payment and the reimbursements, the Company is eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. The Company will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relate to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. The Company will be eligible to receive tiered royalties for each program on net sales ranging from the high-single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligation has not been fully satisfied as of September 30, 2021. In the three months ended September 30, 2021, the Company recognized $16.5 million in revenue under the Sanofi Agreement, of which $14.5 million was associated with Collaboration Target 1 and $2.0 million was associated with Collaboration Target 2. In the nine months ended September 30, 2021, the Company recognized $42.5 million in revenue under the Sanofi Agreement, of which $36.0 million was associated with Collaboration Target 1 and $6.5 million was associated with

Collaboration Target 2. In the three and nine months ended September 30, 2020, the Company recognized $10.9 million in revenue under the Sanofi Agreement, of which $10.2 million was associated with Collaboration Target 1 and $0.7 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at September 30, 2021 and December 31, 2020 is $93.5 million and $132.6 million, respectively. During the nine months ended September 30, 2021, the Company received $3.2 million in cost reimbursement payments. No milestone or royalty payments have been received under the Sanofi Agreement. As of September 30, 2021, the Company recorded unbilled accounts receivable of $1.6 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the third quarter of 2021. As of September 30, 2021, the Company did not have any research and development costs under the Sanofi Agreement for activities performed during the third quarter of 2021 in accounts receivable. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 2.5 years as of September 30, 2021.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as September 30, 2021. During the three months ended September 30, 2021 and 2020, the Company recognized $3.8 million and $3.6 million, respectively, under the Vertex Agreement. During the nine months ended September 30, 2021 and 2020, the Company recognized $15.1 million and $10.3 million respectively, in revenue under the Vertex Agreement. All $15.1 million revenue recognized in the nine months ended September 30, 2021 was recognized from amounts that were recorded in deferred revenue as of December 31, 2020. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at September 30, 2021 and December 31, 2020 is $22.7 million and $37.7 million, respectively. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term, which is a maximum of 1.3 years as of September 30, 2021.

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

In exchange for the non-exclusive license rights, the Company provided the pharmaceutical company with an equity grant and is required to make tiered royalty payments based on net sales of all products licensed under the agreement in the low single-digit percentages. In conjunction with the Collaboration, the Company initially issued 886,305 Series A Preferred Units (“Series A Preferred Units”) to the pharmaceutical company. On November 1, 2018, these Series A Preferred Units were exchanged on a one-for-one basis for shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). These shares vested in equal installments over three years and the Company recorded expense over the vesting period based on the fair value of the shares under the Collaboration. The Company recorded $0.3 million to research and development expense related to the vesting of 166,183 shares of Series A Preferred Stock for the nine months ended September 30, 2020. As of December 31, 2020, all shares under the Collaboration were fully vested and all expenses had been recognized.

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

The following table presents the changes in accounts receivable, contract assets and liabilities for the nine months ended September 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at September 30, 2021
Accounts receivable and contract assets:
Billed receivables - Sanofi	$577	$2,622	$(3,199)	$—
Unbilled receivables - Sanofi	856	3,339	(2,622)	1,573
Total accounts receivable and contract assets	$1,433	$5,961	$(5,821)	$1,573
Contract liabilities:
Deferred revenue - Vertex	$37,748	$—	$(15,086)	$22,662
Deferred revenue - Sanofi	132,642	3,339	(42,470)	93,511
Total contract liabilities	$170,390	$3,339	$(57,556)	$116,173

6. Property and Equipment

Property and equipment consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Lab and office equipment under finance right-of-use asset	$3,969	$2,771
Lab equipment	2,434	1,636
Computer equipment	266	89
Furniture & fixtures	943	861
Leasehold improvements	7,731	7,599
Assets not yet in service	68	32
Total property and equipment	15,411	12,988
Less accumulated depreciation	(3,227)	(2,147)
Property and equipment, net	$12,184	$10,841

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.7 million and $0.5 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1.7 million and $1.3 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $4.0 million and $2.8 million as of September 30, 2021 and December 31, 2020, respectively and accumulated amortization expense of $1.2 million for both periods.

Amortization expense related to right-of-use assets during the three months ended September 30, 2021 and 2020 was $0.3 million and $0.2 million, respectively. Amortization expense related to right-of-use assets during the nine months ended September 30, 2021 and 2020 was $0.7 million and $0.5 million, respectively.

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

In October 2019, the Company entered into a noncancelable facility lease agreement (the “New Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the New Lease is 120 months and expires on March 31, 2030. The New Lease has an option to be extended for an additional five years. The New Lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The New Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. The Company was eligible for and received a tenant incentive allowance of $5.5 million in 2020 as the tenant improvements were completed. The full allowance amount had been collected from the landlord as of December 31, 2020. In accordance with the New Lease, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is classified as restricted cash on the condensed consolidated balance sheets as of September 30, 2021.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$524	$606	$1,571	$2,195
Finance lease costs:
Amortization of right-to-use assets, finance leases	279	183	650	539
Interest expense for finance lease liabilities	52	29	106	94
Variable lease costs	358	216	743	431
Total lease costs	$1,213	$1,034	$3,070	$3,259

Supplemental cash flow information relating to the Company’s leases for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in (provided by) operating leases	$2,060	$(3,793)
Operating cash flows used in finance leases	$593	$437
Financing cash flows used in finance leases	$106	$94

Weighted average remaining lease terms and discount rates as of September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
Remaining lease term:
Operating lease	8.59 years	9.59 years
Finance lease	2.61 years	2.99 years
Discount Rate:
Operating lease	10.50%	10.50%
Finance lease	8.75%	8.1%

The undiscounted future lease payments for operating and finance leases as of September 30, 2021, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2021 (excluding the first, second and third quarter)	$631	$309
2022	2,581	1,183
2023	2,659	969
2024	2,732	345
2025	2,814	—
Thereafter	12,925	—
Total minimum lease payments	24,342	2,806
Less amounts representing interest or imputed interest	(8,436)	(270)
Present value of lease liabilities	$15,906	$2,536

8. Accrued Expenses

Accrued expenses consist of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Research and development expenses	$12,603	$5,821
Payroll and payroll-related	3,866	2,918
Professional fees	2,193	1,585
Other	557	6
Accrued expenses	$19,219	$10,330

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2021 or December 31, 2020.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2021, there were an aggregate of 2,945,752 shares remaining available for future grants.

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

Stock Options

A summary of stock option activity under the 2020 Plan during the nine months ended September 30, 2021 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,832,712	$8.17	9.08	$314,001
Granted	2,155,337	50.46
Exercised	(1,193,773)	4.92
Forfeited	(168,721)	14.20
Outstanding at September 30, 2021	6,625,555	$22.36	8.75	$241,651
Exercisable at September 30, 2021	1,728,951	$10.50	8.34	$83,403

The intrinsic value of stock options exercised during the three months ended September 30, 2021 and 2020 was $18.7 million and $0.5 million, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $55.8 million and $0.5 million, respectively.

The weighted-average fair value of options granted during the three months ended September 30, 2021 and 2020 was $35.38 and $12.04, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2021 and 2020 was $29.55 and $7.63, respectively.

As of September 30, 2021, the total unrecognized stock-based compensation expense for unvested stock options was $71.9 million, which is expected to be recognized over 2.7 years.

The following table outlines our equity-based compensation expense for stock options for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$3,255	$635	$7,713	$1,263
General and administrative	3,995	1,638	8,222	1,927
Total equity-based compensation	$7,250	$2,273	$15,935	$3,190

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	6.06	5.96	5.86	6.10
Volatility	66%	77%	66%	78%
Risk-free interest rate	0.91%	0.35%	0.90%	0.51%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity under the 2018 Plan during the nine months ended September 30, 2021 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2020	110,104	$1.60
Vested	(54,736)	1.60
Unvested at September 30, 2021	55,368	$1.60

No restricted stock awards were granted during the three or nine months ended September 30, 2021 and 2020. As of September 30, 2021, the total unrecognized stock-based compensation expense for unvested restricted stock was $0.1 million, which is expected to be recognized over approximately one year.

During the three months ended September 30, 2021 and 2020, the Company recognized an immaterial amount of equity-based compensation expense for restricted stock. During both the nine months ended September 30, 2021 and 2020, the Company recognized approximately $0.1 million for restricted stock of which approximately $0.1 million and an immaterial amount were included in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$3,377	$685	$8,019	$1,422
General and administrative	4,019	1,643	8,275	1,941
Total equity-based compensation	$7,396	$2,328	$16,294	$3,363

12. Related-Party Transactions

In addition to the collaborations discussed in Note 5, the Company had the following related party transactions for the period presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements. The Company made payments of $0.8 million to an investor for rent expenses during the nine months ended September 30, 2020. No such payments were made during the three or nine months ended September 30, 2021.

13. Income Taxes

Income taxes for the three and nine months ended September 30, 2021 and 2020 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three and nine months ended September 30, 2021 and 2020, no income tax was recorded.

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

14. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(28,582)	$(7,986)	$(66,317)	$(32,908)
Deemed dividend from exchange of convertible preferred stock	—	—	—	(9,050)
Net loss attributable to common stockholders	$(28,582)	$(7,986)	$(66,317)	$(41,958)
Denominator:
Weighted average common shares outstanding, basic and diluted	50,714,846	20,677,392	46,841,636	8,211,003
Net loss per share, basic and diluted	$(0.56)	$(0.39)	$(1.42)	$(5.11)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2021	2020
Unvested restricted stock	55,368	133,317
Options to purchase common stock	6,625,555	5,651,725
Total	6,680,923	5,785,042

15. Subsequent Events

On October 1, 2021, the Company filed an automatically effective registration statement on Form S-3 (the “Registration Statement”) with the SEC which registers the offering, issuance and sale of an unspecified amount of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof. The Company simultaneously entered into an equity distribution agreement with Cowen and Company, LLC, as sales agent, to provide for the issuance and sale by the Company of up to $250.0 million of common stock from time to time in “at-the-market” offerings under the Registration Statement and related prospectus filed with the Registration Statement (the “ATM Program”). No such sales have been made under the ATM Program.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and continue to apply our platform’s capabilities to additional therapeutic areas. Our initial programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, pathways providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. With respect to our IRAK4 program, we are collaborating with Genzyme Corporation, a subsidiary of Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. We submitted an Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for KT-474 in 2020, and initiated the single ascending dose, or SAD, portion of our Phase 1 trial in adult healthy volunteers in February 2021. In June 2021, the FDA lifted the partial clinical hold on the multiple ascending dose, or MAD, portion of the Phase 1 trial of KT-474 following review of interim results from the SAD portion of the Phase 1 trial. Following the FDA's lift of the partial clinical hold, in July 2021, we initiated enrollment and initiated dosing in the MAD portion of the Phase 1 trial of KT-474, including healthy volunteers. A subsequent cohort is expected to include hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients. We recently announced that we received FDA clearance of our IND to evaluate our lead STAT3 degrader candidate, KT-333, in a Phase 1 clinical trial in relapsed/refractory liquid and solid tumors, including aggressive lymphomas. We expect to commence a Phase 1 clinical trial before year end. We are pursuing IND clearance for our IRAKIMiD degrader, KT-413, and, once cleared by the FDA, we expect to initiate a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD-88 mutant diffuse large B-cell lymphoma (DLBCL), shortly thereafter.

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $877.1 million from the sale of common stock including our July 2021 follow-on offering ("Follow-on Offering") and concurrent private placement, August 2020 initial public offering (“IPO”) and concurrent private placement, sales of our Convertible Preferred Stock (the “Convertible Preferred Stock”) and through our collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Genzyme Corporation, or Sanofi.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $45.6 million and $41.2 million for the years ended December 31, 2020 and 2019, respectively, and $28.5 million and $8.0 million and $66.3 million and $32.9 million for the three and nine months ended September 30, 2021 and 2020, respectively. In addition, as of September 30, 2021 and December 31, 2020 we had an accumulated deficit of $195.1 million and $128.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and complete clinical trials for current or future product candidates, including the ongoing Phase 1 trial of KT-474 and our upcoming Phase 1 trial of KT-333;
•
prepare, submit, and pursue approvals for Investigational New Drug applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for current and future product candidates, including KT-413, a highly active and selective IRAKIMiD degrader
•
initiate and continue research and development activities to support our pre-clinical product candidate pipeline;
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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $611.1 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

Results of Operations

Comparison of three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020
	(in thousands)
Revenue—from related parties	$20,336	$14,533	$5,803
Operating expenses:
Research and development	38,306	15,778	22,528
General and administrative	10,667	6,838	3,829
Total operating expenses	48,973	22,616	26,357
Loss from operations	(28,637)	(8,083)	(20,554)
Other income, net	55	97	(42)
Net loss	$(28,582)	$(7,986)	$(20,596)

Collaboration revenue

Collaboration revenues were $20.3 million for the three months ended September 30, 2021, of which $16.5 million and $3.8 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $14.5 million for the three months ended September 30, 2020, of which $10.9 million and $3.6 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Three Months Ended September 30,		Change
	2021	2020
	(in thousands)
External research and development costs:
IRAK4	$8,212	$4,218	$3,994
IRAKIMiD	2,157	819	1,338
STAT3	3,826	1,663	2,163
Other	9,843	3,368	6,475
Internal research and development costs	14,268	5,710	8,558
Total research and development expenses	$38,306	$15,778	$22,528

Research and development expenses were $38.3 million for the three months ended September 30, 2021, compared to $15.8 million for the three months ended September 30, 2020. The increase of $22.5 million was primarily due to higher direct expenses related to clinical activities for IRAK4, IND-enabling studies for IRAKIMiD and STAT3 programs of $7.4 million, as well as increased expenses related to the investment in our platform, exploratory programs, and Vertex collaboration of $6.5 million. We also had a $8.6 million increase in personnel, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $10.7 million for the three months ended September 30, 2021, compared to $6.8 million for the three months ended September 30, 2020. The increase of $3.9 million was primarily due to increases in legal and professional service fees and an increase in personnel, facility and other expenses stemming from an increase in headcount to support our growth as a public company.

Other Income, Net

Other income, net was $0.1 million for both the three months ended September 30, 2021 and September 30, 2020.

Comparison of nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020
	(in thousands)
Revenue—from related parties	$57,557	$21,249	$36,308
Operating expenses:
Research and development	99,488	41,713	57,775
General and administrative	24,605	13,058	11,547
Total operating expenses	124,093	54,771	69,322
Loss from operations	(66,536)	(33,522)	(33,014)
Other income, net	219	614	(395)
Net loss	$(66,317)	$(32,908)	$(33,409)

Collaboration revenue

Collaboration revenues were $57.6 million for the nine months ended September 30, 2021, of which $42.5 million and $15.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $21.2 million for the nine months ended September 30, 2020, of which $10.9 million and $10.3 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Nine Months Ended September 30,		Change
	2021	2020
	(in thousands)
External research and development costs:
IRAK4	$19,565	$9,794	$9,771
IRAKIMiD	8,960	4,442	4,518
STAT3	8,311	4,755	3,556
Other	25,851	7,667	18,184
Internal research and development costs	36,801	15,055	21,746
Total research and development expenses	$99,488	$41,713	$57,775

Research and development expenses were $99.5 million for the nine months ended September 30, 2021, compared to $41.7 million for the nine months ended September 30, 2021. The increase of $57.8 million was primarily due to higher direct expenses related to IND-enabling studies and clinical activities for IRAK4, IRAKIMiD, and STAT3 programs of $17.9 million, as well as increased expenses related to the investment in our platform, exploratory programs, and Vertex collaboration of $18.2 million. We also had a $21.7 million increase in personnel, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $24.6 million for the nine months ended September 30, 2021, compared to $13.1 million for the nine months ended September 30, 2020. The increase of $11.5 million was primarily due to increases in legal and professional service fees and an increase in personnel, facility and other expenses stemming from an increase in headcount to support our growth as a public company.

Other Income, Net

Other income, net was $0.2 million for the nine months ended September 30, 2021, as compared to $0.6 million for the nine months ended September 30, 2020. The decrease was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our IPO, Follow-on Offering, sale of our Convertible Preferred Stock and collaboration agreements. To date, we have received gross proceeds of $877.1 million from the sale of common stock in our August 2020 IPO and concurrent private placement, our July 2021 Follow-on Offering and concurrent private placement, sales of our Convertible Preferred Stock and through our collaborations with Vertex and Sanofi. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $611.1 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash (used in) provided by operating activities	$(90,594)	$108,198
Cash used in investing activities	(31,816)	(418,598)
Cash provided by financing activities	248,226	288,992
Net increase (decrease) in cash, cash equivalents and restricted cash	$125,816	$(21,408)

Cash Flow (used in) provided by Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $90.6 million, primarily resulting from our net loss of $66.3 million during the period and $54.2 million change in deferred revenue under our Sanofi and Vertex collaboration agreements. These were offset by adjustments for non-cash items of $22.2 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available-sale-securities) and an $7.7 million net increase in operating assets and liabilities primarily driven by changes in accounts payable and accrued expenses partially offset by changes in prepaid expenses and other operating assets and liabilities.

During the nine months ended September 30, 2020, operating activities provided $108.2 million of cash, primarily resulting from $150.0 million of proceeds received under our collaboration agreement with Sanofi executed in July 2020.

Cash Flow used in Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $31.8 million comprised of purchases of marketable securities of $292.0 million and purchases of property and equipment of $1.1 million offset by maturities of marketable securities of $261.3 million.

During the nine months ended September 30, 2020, cash used in investing activities was $418.6 million comprised of purchases of marketable securities of $460.9 million and purchases of property and equipment of $7.7 million offset by maturities of marketable securities of $50.0 million.

Cash Flow provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $248.2 million, primarily consisting of $243.1 million of net proceeds received in our July 2021 follow on offering and concurrent private placement, $5.9 million in proceeds from the exercise of employee stock options, $0.3 million in proceeds from the issuance of shares under our employee stock purchase plan offset by the payment of $0.4 million in offering costs related to our August 2020 IPO and finance lease payments of $0.7 million.

During the nine months ended September 30, 2020, net cash provided by financing activities was $289.0 million, primarily consisting of $196.2 million of net proceeds received in our August 2020 initial public offering and concurrent private placement, $88.2 million of proceeds from our issuances of Series C convertible preferred stock in March 2020, net of issuance costs and $4.8 million of proceeds from the second closing of our Series B convertible preferred stock financing in January 2020, net of issuance costs.

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

We believe the existing cash, cash equivalents and marketable securities of $611.1 million as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD and STAT3 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on March 11, 2021.

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

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates exceeded $700.0 million. As such, we will cease to be an “emerging growth company” and a "smaller reporting company" as of December 31, 2021 and will be a “large accelerated filer” for our fiscal year ending December 31, 2021.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to changes in interest rates. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $611.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts, interest-bearing savings accounts, U.S. government debt securities as well as corporate debt securities from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. Risk Factors.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, the Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current activities, plans and expectations that involve risks, uncertainties and assumptions, such as express or implied statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the Pegasus platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations, our IPO and July 2021 follow-on offering. From our inception through September 30, 2021, we raised an aggregate of $877.1 million of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi, and Vertex Pharmaceuticals Incorporated, or Vertex. As of September 30, 2021, our cash and cash equivalents and investments were $611.1 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $195.1 million as of September 30, 2021. For the years ended December 31, 2020 and 2019, we reported net losses of $45.6 million and $41.2 million, respectively, and $28.6 million, $8.0 million and $66.3 million and $32.9 million for the three and nine months ended September 30, 2021 and 2020, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
initiate and complete clinical trials for current or future product candidates, including the ongoing Phase 1 trial of KT-474 and our upcoming Phase 1 trial of KT-333;
•
prepare, submit and pursue approvals for Investigational New Drug applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for current and future product candidates, including KT-413, a highly active and selective, IRAKIMiD degrader;
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

As of September 30, 2021, we had approximately $611.1 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the IPO, the Company announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to the Company from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. We expect that the approximately $611.1 million of cash and cash equivalents and investments at September 30, 2021 will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We expect that we will be required to implement these requirements in 2022, and we may incur unexpected expenses in connection with such implementation. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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
•
timing of IND clearances, and/or subsequent clinical trial costs, for KT-413, KT-333 and other current or future product candidates;
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

Our Pegasus platform utilizes a method known as targeted protein degradation, or TPD, to discover and develop product candidates. Our future success depends on the successful development of this novel therapeutic approach. No product candidate using a heterobifunctional degrader has been approved in the United States or Europe, and the data underlying the feasibility of developing such therapeutic products is both preliminary and limited. In addition, we have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully achieve TPD with a therapeutic result requires the successful development of heterobifunctional molecules that were intentionally designed with a rational drug development process and developing those molecules with the right combination of protein targets and E3 ligases. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover degraders by matching the right target with the ideal E3 ligase and the right linker in a timely manner, or at all. We have recently initiated a first-in-human Phase 1 clinical trial of KT-474, but we have not yet assessed safety of any other product candidates in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021, due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and has further resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the prior administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the prior administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the prior administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. HHS has solicited feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Additionally, former President Trump signed a series of Executive Orders on July 24, 2020 and September 13, 2020 aimed at lowering drug pricing and seeking to implement several of the administration’s proposals. The FDA also released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and applies in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers.

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

Risks Related to Our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct preclinical studies and clinical trials for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our current and potential future product candidates and our business could be substantially harmed.

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

As of September 30, 2021, our patent portfolio covering novel compounds discovered by our Pegasus platform included 50 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

In addition, during the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions refusing registration of our trademarks. In the USPTO and in comparable agencies in many foreign jurisdictions, third parties are also given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. For example, in November 2019, Novartis AG filed actions in the U.S. and European Union trademark offices opposing our applications to register KYMERA and KYMERA THERAPEUTICS for pharmaceuticals and drug development services on the basis of its claimed rights in the KYMRIAH mark. This dispute was amicably settled in October 2020 and the involved applications for KYMERA and KYMERA THERAPEUTICS and are now allowed in the United States and have proceeded to registration in the European Union.

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

Intellectual property litigation and administrative office challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. At present, we have initiated one post-grant review of a third-party U.S. patent unrelated to our current product candidates, and we may challenge additional third-party patents in the future. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our preclinical studies and future clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

We are highly dependent on the research and development, clinical and business development expertise of Nello Mainolfi, Ph.D., our President and Chief Executive Officer, Jared Gollob, M.D., our Chief Medical Officer, Bruce Jacobs, our Chief Financial Officer and Elaine Caughey, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of September 30, 2021, we had 136 full-time employees, and we will continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not have control over these analysts. Although we have obtained research coverage from certain analysts, there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. In addition, if one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

The existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 36% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•
delaying, deferring or preventing a change of control of us;
•
impeding a merger, consolidation, takeover or other business combination involving us; or
•
discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Kymera Therapeutics, Inc.

Date: November 10, 2021	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: November 10, 2021	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer