Form 10-K
period 2021-12-31
Kymera Therapeutics, Inc.
filed 2022-02-24
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ NO ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2021, was $1,688.2 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2022 was 51,703,544.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K

i

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
•
We are very early in our development efforts and our IRAK4, IRAKIMiD, STAT3 and MDM2 programs are still in preclinical or early clinical development. If we are unable to advance them into and through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates based on our PegasusTM platform is novel and unproven, which makes it difficult to predict the time, cost of development, and likelihood of successfully developing any products.
•
Business interruptions resulting from the ongoing coronavirus disease (COVID-19) pandemic or similar public health crises could cause a disruption to our supply chain or the development of our product candidates and adversely impact our business.
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
•
our ability to continue to construct PegasusTM, our drug discovery platform, and to enable a rational and effective drug discovery and development engine;
•
the timing and the success of preclinical and clinical studies under our IRAK4, IRAKIMiD, STAT3 and MDMD2 programs;
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
•
the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials;
•
our expectations regarding the time during which we will continue to be an emerging growth company or smaller reporting company as defined in federal securities regulations; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I

Item 1. Business.

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD. Our current clinical stage programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

In February 2021, we initiated the single ascending dose, or SAD, portion of our Phase 1 trial of KT-474 in adult healthy volunteers. In July 2021, we initiated the multiple ascending dose, or MAD, portion of the Phase 1 trial of KT-474 in healthy volunteers. We completed dose escalation in the SAD and MAD portions of this Phase 1 trial in December 2021. A subsequent patient cohort is expected to include hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients. With respect to our IRAK4 program, we are collaborating with Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. In November 2021, we announced that we received FDA clearance of our IND to evaluate our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. We initiated our KT-333 Phase 1 clinical study in January 2022. In November 2021, we also announced that we received FDA clearance of our investigational new drug application, or IND, to evaluate our IRAKIMiD degrader, KT-413, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). We initiated our KT-413 Phase 1 clinical study in February 2022. Our next program, currently in IND-enabling activities, is a degrader against the E3 ligase MDM2. Our MDM2 degrader has been developed to stabilize the tumor suppressor p53 and address a wide variety of p53 wild type tumor types in both solid tumors and hematologic malignancies.

Our Strategy

Our mission is to discover, develop and commercialize novel and transformative therapies that improve the lives of patients with serious diseases, and we are committed to the selection of targets that enable a broad impact across multiple clinical indications with high unmet medical need. We believe the unique discovery capabilities of our PegasusTM platform will position us to be a leader in the area of TPD. Our goal is to become a fully integrated biopharmaceutical company with a pipeline of novel degrader medicines targeting disease-causing proteins that were previously intractable. We intend to achieve this goal by pursuing the following strategic objectives.

•
Advance the development of our IRAK4, IRAKIMiD, STAT3 and MDM2 programs to deliver transformative therapies to patients. We maintain a core set of drug development principles which guide our protein target selection and our discovery and development efforts. We are specifically focused on delivering therapeutic solutions that reach previously inaccessible targets, in particular those in which the biological pathways are clinically and genetically well-validated, in order to address significant unmet medical needs within broad patient populations. We believe our IRAK4, IRAKIMiD, STAT3 and MDM2 programs have the potential to treat multiple immune-inflammatory and oncology disease indications that fit these criteria.
•
Further expand the capabilities of our PegasusTM platform to identify the optimal pairing of therapeutic targets with E3 ligases for a range of disease states. Our TPD platform, PegasusTM, enables us to identify an expanded library of E3 ubiquitin ligases, or E3 ligases, to discover highly selective degraders with activity against disease causing proteins throughout the body. PegasusTM has the potential to help us better understand not only the optimal pairing of disease-causing protein targets with E3 ligases, but also the degradation profiles across different cell types and tissues, further enabling us to convert our differentiated E3 binders into novel degraders. We believe our ability to identify and utilize previously unliganded E3 ligases, particularly those with selective or restricted expression, may unlock new opportunities across broad therapeutic applications, including using novel E3 ligases to degrade undruggable and non-ligandable high value protein targets using small molecule molecular glues.
•
Continue to build a broad and diverse pipeline of novel protein degraders. Guided by our drug development principles and the learnings from our IRAK4, IRAKIMiD, and STAT3 programs, we intend to continue to identify therapeutic targets that have disruptive therapeutic potential and are predicted to be well-suited for a TPD approach. For example, in December 2021, we disclosed our most recent degrader development candidate, KT-253, a potentially first-in-class MDM2 degrader in development for liquid and solid tumors. Given the unique genetic profiles in some of the patient populations that we aim to serve, we plan to continue to leverage a precision medicine approach to help identify patients with the highest probability of responding to our degrader drug candidates. The capabilities of our discovery platform, such as our expanded toolbox that includes E3 ligases beyond the two predominantly used in the field today, cereblon and von Hippel-Lindau, or VHL, enable us to pursue targets linked to a wider range of indications.
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
•
Pursue synergistic collaboration opportunities. To further our goal of delivering transformative therapies to the broadest possible patient population, we intend to become a fully integrated biopharmaceutical company. As part of this plan, in addition to our ongoing collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Sanofi, we expect to leverage additional strategic partnerships that can contribute complementary capabilities in discovery, development and commercialization in disease areas both within and outside of our core areas of therapeutic focus.

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

As a result of these limitations, we believe that only 20% of the full human genome has been effectively drugged to date. New therapeutic modalities which can overcome some of these challenges are necessary to expand the drugged proteome/genome and provide new efficacious medicines to patients in need. We believe that TPD is such a modality.

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

Figure 2. Natural Protein Degradation Through Ubiquitin-Proteasome System.

1
Substrate Protein
2
Ubiquitin
E3
E2
Ubiquitin chain
3
Peptides from
Degraded Protein
Proteasome

Targeted protein degradation is a new modality that co-opts this innate cellular process. The core of the TPD modality consists of a small molecule (shown in magenta in the Figure 3 below) that we refer to as a heterobifunctional degrader. The role of this heterobifunctional degrader molecule is to mediate a “new” interaction through the formation of a ternary complex between a disease-causing protein and an E3 ligase. The E3 ligase tags the protein target for degradation by attaching a series of ubiquitin, and the proteasome recognizes the tagged protein and degrades it into small peptides.

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

Figure 3. Overview of Targeted Protein Degradation.

Due to the unique advantages of TPD, this transformative modality is capable of targeting proteins traditionally undrugged by small molecules. Specifically, TPD can target proteins without a catalytic function such as scaffolding proteins and transcription factors, with small molecule-like drug properties that can potentially be dosed orally and distributed systemically unlike oligo-based therapeutics such as RNAi’s. TPD molecules also are amenable to existing small molecule manufacturing principles which are less costly than other therapeutic modalities. Because of the catalytic nature of the degradation process, we believe the modality has the potential to be therapeutically effective with smaller amounts of drug substance and less frequent dosing than traditional therapeutics.

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

Our PegasusTM Platform

Our proprietary drug discovery platform, called PegasusTM, enables us to rationally design targeted protein degraders that have the potential to drug all target classes in the cell. Our approach is rooted in an understanding of the relationship between

E3 ubiquitin ligases and target proteins, which allows us to identify the properties that make a target both ligandable and degradable, and determine how multiple factors impact potency, selectivity, pharmacokinetics, or PK, and pharmacodynamics, or PD. Key components of our platform include our E3 ligase ligand toolbox, our understanding of degradation across healthy and diseased tissue types, our proprietary chemistry and our newly established Center for Molecular Glue Discovery.

•
Expanded E3 Ligase toolbox. Our E3 ligase Whole-Body Atlas includes the expression profiles of approximately 600 unique E3 ligases. Using this Atlas, we are able to match target proteins with appropriate E3 ubiquitin ligases based on expression, distribution, intracellular localization and biology, a process that is enabled with our machine learning-based algorithms.

•
Understanding of degradation across tissue types. Our Quantitative System Pharmacology Model measures and predicts a diverse set of parameters that impact target protein levels, based on an understanding of PK/PD, both in vitro and in vivo, and across healthy and diseased tissues and cell types.

•
Proprietary Chemistry. Our proprietary chemistry expertise enables the design and optimization of both E3 ligase and target protein binders, with artificial intelligence (AI) enabled insights, allowing for the opportunity to design of targeted protein degraders with optimal pharmaceutical properties.

•
Center for Molecular Glue Discovery. Our newly established Molecular Glue Center is focused on identifying novel tissue restricted or selective E3 ligases, beyond cereblon, that enable the design of molecules that target both undrugged and un-ligandable proteins through small molecule interactions.

Our Therapeutic Pipeline

Our current clinical-stage programs are IRAK4, IRAKIMiD, and STAT3, which each focus on a single critical signaling node within the genetically and clinically validated IL-1R/TLR and JAK/STAT pathways. Additionally, we recently announced our next degrader candidate, KT-253, a potentially first-in-class MDM2 degrader in development for liquid and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. We believe degrading these targets has the potential to treat multiple immune-inflammatory diseases, hematologic malignancies, and solid tumors.

We completed dose escalation in the healthy volunteer SAD and MAD portions of our clinical trial for KT-474 in December 2021. A subsequent patient cohort is expected to include hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients. In November 2021, we announced we received FDA clearance of our INDs to evaluate our STAT3 degrader, KT-333, and our IRAKIMiD degrader, KT-413. Both programs have initiated Phase 1 studies. We expect to file an IND for our MDM2 degrader, KT-253, in the second half of 2022.

We also have multiple programs in earlier stages of development and are exploring targets in therapeutic areas outside of our core areas of focus. The following table summarizes our development pipeline:

Our IRAK4, IRAKIMiD, STAT3 and MDM2 Programs

We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of IL-1R/TLR-driven immunology-inflammation conditions and diseases with high unmet medical need, including HS, an inflammatory skin disease, as well as AD and rheumatoid arthritis. We have chosen to pursue IRAK4 degradation due to the well-validated role of the IL-1R/TLR pathway in immunology and inflammation and the potential advantage that drugging a single node of multiple different mediators of inflammation has over other approaches focused on targeting one of many cytokines that stimulate the IRAK4 node. IRAK4 is a critical node in the IL-1R/TLR signaling pathway, which is dependent on both IRAK4’s kinase activity and scaffolding function. We have observed through our in vitro and in vivo studies that KT-474 induces IRAK4 degradation, impacting both the kinase and the scaffolding functions, and therefore can efficiently and selectively block IL-1R/TLR-mediated inflammation in a way we believe to be superior to IRAK4 kinase inhibitors. We therefore believe KT-474 has the potential to improve outcomes over current treatment options as well as other drugs currently in development. In February 2021, we initiated the single ascending dose, or SAD, portion of our Phase 1 trial of KT-474 in adult healthy volunteers. In July 2021, we initiated the multiple ascending dose, or MAD, portion of the Phase 1 trial of KT-474, including healthy volunteers. The dose escalation in the SAD and MAD portions of this Phase 1 trial in healthy volunteers was completed in December 2021. A subsequent patient cohort is expected to include hidradenitis suppurativa and atopic dermatitis patients. We are collaborating with Sanofi on the development of drug candidates targeting IRAK4 outside of oncology and immuno-oncology fields. See “Business—Collaborations—Collaboration Agreement with Sanofi.”

We are developing another group of IRAK4 degraders, which we call IRAKIMiDs, with a unique profile that combines the activity of IRAK4 degradation and immunomodulatory imide drugs, or IMiDs, for the treatment of MYD88-mutated diffuse large B-cell lymphoma, or DLBCL. In oncology, IRAK4 is an obligate protein in MYD88 signaling and this activated mutation is well characterized to drive oncogenesis. IMiDs are a class of drugs that degrade zinc-finger transcription factors, such as Ikaros and Aiolos, resulting in the restoration of Type 1 interferon, or Type 1 IFN, signaling pathway which is relevant in treating lymphoma. Our IRAKIMiDs combine the activity of the IMiDs with IRAK4 degradation in a single agent and address both the IL-1R/TLR and the Type 1 IFN pathways synergistically and in doing so are designed to produce broad activity against MYD88-mutant lymphomas. In animal models, we have demonstrated that this combination in a single agent is superior to co-administering IRAK4 and IMiD agents. We believe this will be the first precision medicine in lymphoma to target a genetically defined population, which accounts for approximately 25% of DLBCL patients. We have observed that the functional synergy between the degradation of IRAK4 and IMiD activity results in broad activity against MYD88-mutant lymphomas in vitro and in mouse xenograft models, leading to rapid, complete and sustained tumor regressions, even when dosed intermittently. Further, we have seen additive and synergistic activity in vivo combining IRAKIMiD with ibrutinib (BTK), venetoclax (BCL-2 inhibitor), and rituximab (anti-CD20 monoclonal antibody), which are important back-bone therapies in these B cell lymphomas. In November 2021, we announced that we received FDA clearance of our IND to evaluate our IRAKIMiD degrader, KT-413, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). We initiated the Phase 1 clinical study in February 2022.

We are developing our selective STAT3 degraders for the treatment of hematological malignancies and solid tumors, as well as autoimmune diseases and fibrosis. STAT3 is a transcription factor activated through a variety of different cytokine and growth factor receptors via janus kinases, or JAKs, as well as through oncogenic fusion proteins and mutations in STAT3 itself. We believe the diverse functions of STAT3 in tumor biology, evasion of immune surveillance by tumor cells, and inflammation and fibrosis provide opportunities to address a wide variety of high unmet need disease indications through the targeting of a single genetically and clinically validated pathway. While the JAK-STAT pathway has been partially addressed with several clinically successful JAK-targeting agents, we believe there are currently no drugs that specifically affect STAT3 broadly across all the relevant cell types. Small molecule STAT3 dimerization inhibitors targeting the SH2 domain have been in development, but significant challenges remain: first, homology of SH2 domains among all STAT family members impacts the ability to achieve specificity for STAT3, and second, inability to block dimerization independent transcriptional activities of STAT3. For these reasons, we believe that STAT3 degraders may provide a transformative solution to the development of targeted and selective drugs to address multiple STAT3 dependent pathologies In November 2021, we announced that we received FDA clearance of our IND to evaluate our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. We initiated the Phase 1 clinical study in January 2022.

We recently disclosed our degrader development candidate, KT-253, a potentially first-in-class MDM2 degrader in development for liquid and solid tumors. MDM2 is the crucial regulator of the most common tumor suppressor, p53 which remains intact in more than 50% of cancers. We believe that our highly potent MDM2 degrader, unlike small molecule inhibitors, has the ability to suppress the MDM2 feedback loop and can thereby potently and rapidly upregulate p53 expression and induce apoptosis with acute upfront exposures. We believe our MDM2 degrader has the potential to be effective in a wide range of hematological malignancies and solid tumors with functioning (wild type) p53. We expect to file an IND for KT-253 in the second half of 2022.

Our Approach to Target Selection

We maintain a unique approach to target selection within the TPD field focused on targets within three distinct categories, as described below and shown in figure 4.

Inadequately Drugged (ID). We are focused on targets that have been inadequately drugged with other technologies and, importantly, where degradation provides a clear advantage over enzyme inhibition. We have identified and targeted proteins where removal offers superior therapeutic benefit versus inhibition of enzymatic activity or blockade of a binding site. Examples of targets we are pursuing in this category include IRAK4 and MDM2.

Undrugged Targets (UD). We are also exploring targets that are traditionally undrugged using other technologies. In some instances, ligands to these targets may exist and, while inadequate on their own for inhibition, have potential to serve as part of a heterobifunctional targeted protein degrader. Using such an approach, we have developed KT-333, which selectively degrades STAT3. In other instances, undrugged targets may have no known ligands and potentially no accessible small molecule binding sites which may make them poor candidates for both inhibitors and current heterobifunctional molecules. In these instances, we are pursuing a molecular glue approach in which a new surface on an E3 ligase is created via a small molecule with potential to engage the protein target of interest through a specific protein-protein interaction. An example of a target we are pursuing in this category is STAT3.

Tissue Restricted (TR). The final category of targets includes targets which can uniquely be accessed using our proprietary human whole body E3 ligase Atlas. Our efforts here are focused on systematically identifying tissue sparing and tissue selective E3 ligases, which enables us to access clinically validated targets where on-target, unwanted pharmacology limits the clinical utility of small molecule inhibitors. We are currently working on a target in this category that is expected to enter clinical development in 2H22.

Figure 4. Our Approach to Target Selection

Our PegasusTM Platform

Our proprietary drug discovery platform, PegasusTM, enables us to rationally design targeted protein degraders that have the potential to drug all target classes in the cell. Our approach is rooted in an understanding of the relationship between E3 ubiquitin ligases and target proteins, which allows us to identify the properties that make a target both ligandable and degradable, and determine how multiple factors impact potency, selectivity, PK and PD. Key components of our platform include our E3 ligase toolbox, our understanding of degradation across healthy and diseased tissue types, our proprietary chemistry and our newly established Center for Molecular Glue Discovery.

We have developed a proprietary human whole body E3 Atlas for mapping expression patterns of all known human E3 ubiquitin ligases in both healthy and disease contexts by combining the power of quantitative, high-resolution proteomics with proprietary algorithms. We are refining the characterization of the expression profiles in healthy and diseased tissues of well-established liganded E3 ligases such as cereblon and VHL and, more importantly, of other naturally occurring E3 ligases, which remain unliganded to date. We have established subcellular localization indices for each E3 ligase and are determining their absolute abundances. We believe our approach is designed to overcome the limitations of relying on publicly available RNA or antibody-based protein expression datasets, which often lead to inaccuracies in determining relative E3 ligase expression levels in different biological contexts.

Our proprietary E3 Ligase Whole-Body Atlas enables data-driven, disease-selective protein degradation strategies based on all of the mapped E3 ligases, which we view as a paradigm shift from relying on the limited number of E3 ligases typically exploited for TPD and provides us with a distinct competitive advantage. Using comparative analyses of expression patterns, we can identify selective pairings of E3 ubiquitin ligases with therapeutic targets of interest, including tissue-selective or tissue-restrictive pairings. We believe this approach is central to building out a toolbox of differentiated E3 ubiquitin ligase binders. Furthermore, we are able to use our custom-built Quantitative Systems Pharmacology Models in combination with proprietary data to understand the absolute abundance of E3 ligases and protein targets to predict cellular efficacy. Figure 5 below shows an example of diverse expression profiles, using circle size as a relative abundance measure, for E3 ligases and selected targets across a panel of healthy tissues (on the x-axis), taken from our proprietary E3 Ligase Whole-Body Atlas.

Figure 5. Novel E3 Ligases to Drug a New Generation of Targets

Mol. wt (kDa)
TISSUES
E3 LIGASES
CRBN
CUL4A
DDB1
XIAP
LIGASE 1
LIGASE 2
LIGASE 3
LIGASE 4
RNF114
Ubiquitous
DCAF16
LIGASE 5
LIGASE 6
LIGASE 7
LIGASE 8
LIGASE 9
Restrictive
LIGASE 10
Selective
TARGETS
STAT3
IRAK4
TARGET 1
TARGET 2
TARGET 3
Increasing Abundance
TONSIL
LIVER
SPLEEN
STOMACH
BRAIN
LUNG
TESTIS
DUODENUM
SMALL INTESTINE
URINARY BLADDER
GALL BLADDER
ESOPHAGUS
HEART
THYROID
ENDOMETRIUM
COLON
FALLOPIAN TUBE
KIDNEY
SMOOTH MUSCLE
PROSTATE
APPENDIX
PANCREAS
OVARY
PLACENTA
RECTUM
ADIPOSE TISSUE
LYMPH NODE
SALIVARY GLAND
ADRENAL GLAND
UNDISCLOSED

Source: Kymera's Proprietary E3 Expression Atlas

As an example of our work in this area, we have identified a tissue-selective E3 ubiquitin ligase that we believe, based on a comprehensive analysis using both proteomics and transcriptomics, is localized to a specific cell type, our target cell, and is not expressed in several other cell types. We believe this profile may allow for the selective degradation of a protein only in our target cells. We have fully characterized this novel tissue selective ligase and, through hit-finding campaigns, have identified unique chemical matter which has affinity for this E3 ligase below 1 uM. We have also shown productive ternary complex formation against the identified therapeutic target. Figure 6 illustrates, on the left, the tissue-selective expression of the E3 ligase and, on the right, the binding affinity of the lead compound and ternary complex formation with the target protein of interest.

Figure 6.

We are also developing targeted protein degraders directed against a well-validated and high-value oncology target that has known on-target heme toxicity. Utilizing our discovery platform, we have identified an E3 ligase that has very low expression in the target cell responsible for this toxicity, as illustrated in Figure 7 below in the Western Blot analysis.

Figure 7.

We have developed novel degraders for this oncology target that have demonstrated potent degradation of target type, as shown in the top panel of Figure 8. As illustrated in the middle panel, we have also shown that our degrader does not degrade the target in the key blood cell type. Additionally, as shown in the bottom panel, when comparing this novel degrader, versus a well-known small molecule inhibitor, we were able to show that the degrader allows these blood cells to survive while the small molecule inhibitor led to substantial cell death. This is the first in vivo proof-of-concept of selectively degrading this target while avoiding known on target heme toxicity, which we believe is a significant advance that demonstrates the capabilities of our platform.

Figure 8.

As illustrated in Figure 9 below table, we utilize a broad range of hit finding approaches to develop small molecules against our selected targets. Specifically, we use virtual screening and artificial intelligence enabled iteration to characterize the binding pocket of target proteins and E3 ligases, to evaluate ligandability and to find small molecule ligands. We also use high content screening such as DNA-encoded libraries (DEL), Affinity Selection Mass Spectrometry (ASMS) or traditional high throughput screening (HTS). We use Fragment Based Screening (FBS) and covalent screening for more targeted approaches where protein topology is understood. We also utilize X-ray and cryoEM capabilities to enable not only hit finding, but also ternary complex optimization.

Figure 9.

As illustrated in Figure 10 below, our proprietary chemistry approach utilizes ternary complex modelling, which leverages cloud computing to evaluate millions of compounds with the objective to design both an optimal linker and to identify the correct vectors to enable efficient binding of both an E3 ligase ligand and protein ligand. We use molecular chameleonicity to accurately design and predict ADME and PK profiles of these complex molecules which is critical to designing molecules with high oral bioavailability. Our experienced chemistry and computational chemistry teams utilize artificial intelligence driven insights to understand those design parameters driving clearance, permeability and efflux.

Figure 10.

We also utilize a mechanistic modelling process to predict accurately both human PK and PD from preclinical data, an example of which is illustrated in Figure 11. We first applied an indirect PK/PD response model to describe the mechanism of action of TPD. We then accounted for the biodistribution of drug to target tissue and used an Emax exposure-response model to describe the mechanism of action of TPD. A preclinical PK/PD study was conducted in dog to understand the kinetics of protein degradation in tissues at different dose levels, with data used to estimate in vivo degradation potency and protein turnover rate in the target tissue. We then “humanize” the PK/PD model by applying human PK parameters, adjusting for species’ differences in potency and protein turnover rate, if necessary, to predict protein degradation in the clinic. As shown in the far right of Figure 11, the model accurately predicted human PD, as measured by predicted IRAK4 reduction, using preclinical PK/PD animal data (orange) to predict human PK/PD data in (blue).

Figure 11.

Our newly established Center for Molecular Glue Discovery is focused on identifying novel E3 ligases, beyond cereblon, that enable the design of molecules that target undrugged and un-ligandable proteins through small molecule interactions. Molecular glues, rather than requiring a defined binding pocket on the undruggable target, leverage a weak preexisting interaction between an E3 ligase and an unligandable protein of interest. Through binding of the molecular glue to the E3 ligase, the protein-protein interaction interface of the E3 ligase is remodeled, leading to enhanced interaction of the two proteins, thus facilitating degradation. Our approach is to move beyond the traditional approach of molecular glues, which mostly utilize cereblon/IMiD based molecular glues. We have recently established strategic partnerships with several academic centers and biotechnology research teams including A-Alpha Bio, the University of Washington and NYU. Our work with these groups is focused on identifying and characterizing novel E3 ligase/substrate pairs for molecular glue interactions that exploit natural affinity augmented with small molecules. We are utilizing genetic screening, structural insights, and pathway and computational biology to identify novel matched pairs of E3 ligases and high value undrugged targets.

Our Programs

IRAK4 Degrader for IL-1R/TLR-driven Immunology-inflammation Diseases

Summary

We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of IL-1R/TLR-driven immune-inflammatory conditions and diseases with high unmet medical need, including HS, AD and rheumatoid arthritis, or RA. We have chosen to pursue IRAK4 degradation due to the well-validated role of the IL-1R/TLR pathway in immunology and inflammation and the potential advantage that drugging a single node of multiple different mediators of inflammation has over other approaches focused on targeting one of many cytokines that stimulate the IRAK4 node. IRAK4 is a critical node in the IL-1R/TLR signaling pathway, which is dependent on both IRAK4’s kinase activity and scaffolding function. We have observed through our in vitro and in vivo studies that KT-474 induces IRAK4 degradation, impacting both the kinase and the scaffolding functions, and therefore can selectively block IL-1R/TLR-mediated inflammation in a way we believe to be superior to IRAK4 kinase inhibitors. We therefore believe KT-474 has the potential to improve outcomes over current treatment options as well as other drugs currently in development. In July 2020, we announced a strategic collaboration with Sanofi to develop and commercialize therapies targeting IRAK4 in patients with immune-inflammatory diseases. See the section entitled “Business—Collaborations—Collaboration Agreement with Sanofi” appearing elsewhere in this Annual Report for more information.

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

Figure 12. IRAK4 Function is Comprised of Both Kinase-Dependent and -Independent Activity.

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

Figure 13.

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

Atopic Dermatitis

AD is a chronic, pruritic inflammatory skin disease that occurs most frequently in children but also affects adults. In the major global markets, the diagnosed prevalence of AD is estimated at 60.5 million patients, with approximately 40%, or 24 million, falling into the moderate-to-severe category. AD follows a chronic relapsing course over month to years, with dry skin and severe pruritus as the primary symptoms, sometimes accompanied by skin thickening from chronic scratching and fissuring. AD is treated symptomatically with topical therapies, including emollients, corticosteroids, and phosphodiesterase inhibitors. The lone FDA-approved systemic treatment is the IL-4Ra targeting antibody dupilumab, though only approximately 40% of moderate-to-severe disease patients met the primary endpoint in its Phase 3 trials, leaving a significant percentage of patients who are currently underserved.

Furthermore, there is evidence that IL-33 and IL-1 are both involved in the generation of inflammation in both AD and other allergic diseases, including eosinophilic asthma and chronic rhinosinusitis. Single-cytokine-targeting monoclonal antibodies against IL-33 (etokimab) and IL-1a(bermekimab) have shown preliminary clinical activity in AD. Thus, we believe the ability of an IRAK4 degrader to impact the production of both IL-33 and IL-1, through complete TLR signaling blockade, and the cellular response to both cytokines, through complete IL-1R signaling blockade, provides a compelling mechanistic rationale for development in AD.

Rheumatoid Arthritis

RA is the most common inflammatory arthritis, affecting approximately 5 million individuals in the 7 major markets worldwide, with a prevalence of 0.7% of the U.S. population. The synovial inflammation characteristic of RA is driven by Th1 and Th17 immune responses with production of TNF-a and IL-1 family cytokines, including IL-1, IL-18 and IL-33, IL-6 and IL-17. Multiple therapies targeting the IL-1R/TLR pathway are approved for RA, and recently an IRAK4 kinase inhibitor

(PF-06650833) has shown clinical activity comparable to the JAK inhibitor tofacitinib and a favorable safety profile in a randomized, placebo-controlled Phase 2b study in RA patients with inadequate response to methotrexate. Based on these early signs of activation, we believe a degrader-based approach which impacts both the kinase activity and the scaffolding function of IRAK4 may have the potential for a more transformative effect on the disease.

Preclinical Studies and Data

Preclinically, we have observed KT-474’s high activity, selectivity and therapeutic potential in both in vitro and in vivo studies.

Stimulation and Comparison to IRAK4 Kinase Inhibitors

We assessed the functional activity of KT-474 by measuring pro-inflammatory cytokine levels upon activation. Cells were pretreated with KT-474, a negative control, and small molecule IRAK4 kinase inhibitors. Figure 14 below shows KT-474 is better able to inhibit IL-6 under both LPS and LPS + IL-1B than clinically active IRAK4 small molecule kinase inhibitors.

Figure 14. IRAK4 Degradation Superior to Kinase Inhibition in Cytokine Production

LPS → IL-6
150
100
50
0
%IL-6
-8
-6
-4
-2
0
Log[Compound] (µM)

Legend	Compound	IL-6 IC_{50} (nM)
	KT-474	3
	Negative control	335
	IRAK4 SMI *(PF-06550833)*	N/A
	IRAK4 SMI *(other)*	N/A

LPS + IL-1B → IL-6
150
100
50
0
%IL-6
-6
-4
-2
0
2
Log[Compound] (nM)

Legend	Compound	IL-6 IC_{50} (nM)
	IRAK4 Degrader	0.8
	Negative control	450
	IRAK4 SMI *(PF-06550833)*	N/A

In Vivo Data

Topical application of the TLR7/8 agonist, imiquimod, or IMQ, induces skin thickening associated with inflammatory cell infiltration, activates the NF-KB pathway and IL-23/IL-17 axis, and produces IL-1 family cytokines from keratinocytes, recapitulating several key pathological features of skin inflammation, including HS and psoriasis. In this in vivo model, orally administered KT-474 inhibited topical IMQ-induced skin thickening, which was a reflection of local and systemic inflammation, to an extent comparable to a topical corticosteroid (clobetasol) at doses achieving at least 60-70% IRAK4 knockdown in skin and spleen (Figure 15).

Figure 15. KT-474 Downregulates IRAK4 Expression and Inhibits Skin Thickening in Mouse Imiquimod Model of Psoriasis

Δ Ear thickness (μm)
100
50
0
Vehicle
Clobetasol
KT-474 30 mg/kg, PO BID
KT-474 100 mg/kg, PO BID
Skin
Spleen
% IRAK4 (Control) ± SEM
150
100
50
0
5% IMQ
Clobetasol
KT-474 30 mg/kg
KT-474 100 mg/kg

In a 14-day non-GLP toxicology study of daily, orally administered KT-474 in rats and non-rodents, the compound was well-tolerated at doses of up to 600 mg/kg in rats and 100 mg/kg in non-rodents. Notably, pharmacodynamic assessment showed complete knockdown of IRAK4 24 hours after the last dose on day 15 in multiple tissues including skin, spleen, lymph nodes and animal peripheral blood monocytes, PBMCs, as shown in Figure 16. Together, we believe this showed that nearly complete systemic degradation of IRAK4 was well-tolerated and supported the advancement of KT-474 into further development.

Figure 16. IRAK4 Knockdown in Tissues After 14 Days of KT-474 Dosing

in Non-Rodent Non-GLP Toxicology Study

PBMC
Skin
Spleen
Kidney
Liver
Lymph Node
% IRAK4 (Control)
Dose (mg/kg/day)
0
10
30
100
150
50
Vehicle
10 mg/kg/day
30 mg/kg/day
100 mg/kg/day
* = Below level of quantification

In addition, the reversibility of IRAK4 knockdown in vivo was observed in mice and non-rodents, where recovery of IRAK4 levels in blood (PBMC) and skin was observed within 48 to 72 hours following cessation of daily oral dosing. We believe these data point to a potential safety advantage for TPD relative to genetic medicines approaches of protein knockdown, as cessation of the TPD agent is sufficient to restore protein levels back to steady state within a reasonable timeframe.

The anti-inflammatory effect of KT-474 and its superiority to IRAK4 kinase inhibitors were also shown in vivo in various mouse models of inflammation. Figure 17 shows the effect of KT-474 on IRAK4 levels in whole blood and on measures of inflammation in intradermal challenge models using IL-1 family cytokines, including IL-33 and IL-36, and in a model of Th17-mediated multiple sclerosis. In these models, KT-474 outperformed an IRAK4 kinase inhibitor and was comparable to either potent corticosteroids or standard of care anti-inflammatory drugs at doses achieving over 85% IRAK4 knockdown in blood. Similar activity was observed in the mouse MSU-gout model, driven by TLR4 activation, and in the imiquimod-psoriasis model, driven by TLR7 and 8 activation.

Figure 17.

In summary, we believe these preclinical data show that orally administered KT-474 was able to suppress safely and selectivelyIRAK4 expression in rodents and non-rodents, inhibit inflammation, including neutrophil infiltration, in murine models mechanistically relevant to the pathogenesis of HS, AD, and RA and potentially other diseases, and provide support for a potential therapeutic advantage of IRAK4 degradation over IRAK4 kinase inhibition.

Clinical Studies and Data

In 2021, we completed dose escalation in the single ascending dose, or SAD, and multiple ascending dose, or MAD, portions of the KT-474 Phase 1 clinical trial in healthy volunteers. The primary endpoints of the Phase 1 trial are to determine the safety and tolerability of KT-474 when administered as daily oral doses at escalating dose levels. Secondary endpoints include characterization of the pharmacokinetic and pharmacodynamic profiles of multiple doses of KT-474 over an established timeframe.

In the SAD portion of the trial, after a single dose of KT-474, strong, dose dependent IRAK4 degradation was observed in PBMC using mass spectrometry. Mean and median percent reduction from baseline for IRAK4, shown at the nadir 48 hours post-dose across each of the dose levels, demonstrated a steep dose-response, plateauing after the 600 mg dose. At single doses of 600-1600 mg, mean IRAK4 knockdown was 93-96%, with absolute IRAK4 protein levels approaching or exceeding the lower limit of quantitation for the highly sensitive mass spec assay, as shown in Figure 18.

Figure 18.

An ex vivo cytokine stimulation assay was used to establish proof-of-biology by demonstrating the impact of IRAK4 lowering in PBMC in vivo on the ability of TLR agonists to stimulate myddosome-dependent proinflammatory cytokine and chemokine production in whole blood ex vivo. Whole blood samples were drawn pre-dose and at various timepoints post-dose into TruCulture tubes containing either LPS, a TLR4 agonist, or R848, a TLR 7 and 8 agonist. After overnight incubation, supernatants were separated from cells and then analyzed for multiple disease-relevant cytokines and chemokines. Inhibition of ex vivo cytokine stimulation was associated with IRAK4 knockdown in PBMC of ≥85% at 24-48 hours post-dose. Results for LPS- and R848-induced cytokines in the top 2 dose levels are shown in Figure 19 as mean maximum inhibition at 24-48 hours compared to pre-dose baseline. Broad inhibition of multiple cytokines and chemokines, including IL-1b, IL-6, TNF-a, IL-8, IL-12 and IL-17, among others, was seen for both LPS and R848, with maximum inhibition of up to 97%.

Figure 19.

In the MAD portion of the trial, as shown in Figure 20, 14 daily doses of KT-474 resulted in robust and sustained knockdown of IRAK4 in PBMC with low inter-subject variability across all dose levels, with steady-state degradation occurring between Days 7 and 14 that approached the lower limit of quantitation for the highly sensitive mass spec assay in all cohorts. This was followed by recovery towards baseline by Day 28, 14 days post last dose.

Figure 20.

Near complete IRAK4 degradation of up to 98% was observed in PBMC at steady state with multi-dosing as predicted based on the PK, plateauing after 100 mg, a substantially lower dose compared to over 600 mg that was required to maximize degradation following a single dose. The effect across all dose levels was highly significant relative to placebo, as shown in Figure 21.

Figure 21.

Percent IRAK4 Reduction in PBMC by Mass Spectrometry

Mean (± SE) Percent IRAK4 Change from Baseline
20
0
-20
-40
-60
-80
-100
Day 7
Day 14
Placebo
25 mg QD
50 mg QD
100 mg QD
200 mg QD

	Placebo (n=12)	25 mg QD (n=9)	50 mg QD (n=9)	100 mg QD (n=9)	200 mg QD (n=9)
Mean Day 7	-9%	-87%	-93%	-97%	-95%
Mean Day 14	-23%	-92%	-95%	-98%	-96%
p value (relative to placebo)		*<0.0001*	*<0.0001*	*<0.0001*	*<0.0001*

Proof of mechanism in the skin was achieved through the demonstration of IRAK4 knockdown using mass spectrometry. As shown in Figure 22, baseline levels of IRAK4 in healthy adult skin were 5- to 10-fold lower than PBMC. Dose-dependent reduction was observed, with IRAK4 levels nearing the lower limit of quantification of the assay by Day 14 at the top dose of 200 mg, representing knockdown of up to 90%. Knockdown did not appear to be at steady state on Day 14, suggesting that continued dosing beyond 14 days could result in further decline in IRAK4 levels.

Figure 22.

As shown in Figure 23, dose-dependent inhibition of multiple disease-relevant cytokines and chemokines induced by either LPS or R848 was observed, comparable to the effect seen at the top SAD cohort of 1600 mg, with greater than 50% inhibition of most cytokines, and maximum inhibition of 85% at 100 mg.

Figure 23. Ex Vivo Inhibition of 9 Disease-Relevant Cytokines, Day 7-14

Blinded safety analysis of cohorts randomized 9:3, KT-474 to placebo, showed that multiple daily doses of KT-474 from 25 to 200 mg, leading to substantial IRAK4 knockdown for at least 21 days, were safe and well-tolerated, with no serious adverse events reported. The most common treatment related adverse events deemed possibly or probably related to KT-474 by investigators were mild to moderate headache, mild nausea and palpitations. The reported palpitations were self-reported, transient episodes during 21 days of inpatient observation that were not associated with any objective findings. Similarly, all other adverse events were self-limiting, and none led to interruptions in dosing.

Clinical Development Plan

We plan to characterize the pharmacokinetic and pharmacodynamic profile of the recommended Phase 2 dose of KT-474 in an additional cohort of up to 20 AD and HS patients before initiation of Phase 2 studies. We expect that the combination of safety, pharmacokinetic and pharmacodynamic endpoints, including PK/PD relationships, will inform selection of one or more predicted-effective doses to take into subsequent proof of concept trials in our prioritized indications. Phase 2 randomized placebo-controlled trials are expected to be conducted in one or more indications including, but not limited to, AD, HS, and RA.

IRAKIMiD Program in Oncology

Summary

We are developing another group of IRAK4 degraders, which we call IRAKIMiDs, with a unique profile that combines the activity of IRAK4 degradation and IMiDs for the treatment of MYD88-mutated DLBCL. In oncology, IRAK4 is an obligate protein in MYD88 signaling and this activated mutation is well characterized to drive oncogenesis. IMiDs are a class of drugs that degrade zinc-finger transcription factors, such as Ikaros and Aiolos, resulting in the restoration of Type 1 IFN signaling pathway which is relevant in treating lymphoma. Our IRAKIMiDs combine the activity of the IMiDs with IRAK4 degradation in a single agent and address both the IL-1R/TLR and the Type 1 IFN pathways synergistically with a goal of demonstrating broad activity against MYD88-mutant lymphomas. We believe this will be the first precision medicine in lymphoma to target a genetically defined population, which accounts for at least 25% of the estimated approximatley 150,000 DLBCL patients currently diagnosed in the major global markets. We have observed the degradation of IRAK4 and IMiD activity results in additivity and synergy in vitro. IRAKIMiDs combine both of these mechanisms in a single compound. Our IRAKIMiD degrader, KT-413, has been observed to have broad activity against MYD88-mutant lymphomas in vitro and in mouse xenograft models, leading to rapid, complete and sustained tumor regressions, even when dosed intermittently. In November 2021, we announced that we received FDA clearance of our IND to evaluate our IRAKIMiD degrader, KT-413, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). We initiated a Phase 1 clinical study in February 2022.

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

Figure 24. NF-KB is Activated by Complimentary Mechanisms in Diffuse Large B Cell Lymphoma.

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

Figure 25. IRAKIMiDs (right) Combine Both IRAK4 Degradation and IMiD Activity in a Single Agent.

Development Opportunities and Differentiation of Novel Therapies in MYD88-Mutated DLBCL

Oncogenic mutations of MYD88, most commonly MYD88L265P, are common in several subsets of DLBCL. In particular, MYD88 is estimated to be mutated in approximately 30-40% of activated B cell DLBCL, or ABC-DLBCL, cases; 30-80% of primary CNS lymphoma cases; and 45-75% of primary extranodal lymphomas cases. In addition, MYD88 is mutated in approximately 90% of Waldenström macroglobulinemia cases. The presence of MYD88 mutations in DLBCL is often associated with poorer response to chemotherapy and reduced overall survival compared to other genetic subtypes, supporting the need for more effective therapies targeting MYD88-mutated DLBCL.

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

Preclinical Studies and Data

In support of our preclinical development, we have observed our IRAKIMiD degraders’ high selectivity and therapeutic potential in both in vitro and in vivo studies.

To assess the activity of our IRAKIMiD degraders in both MYD88-mutated and -wild-type cells lines, we conducted various in vitro studies in a panel of cell lines. MYD-88-mutated cell lines included ABC-DLBCL lines such as OCI-Ly10, SUDHL2, and TMD8 while MYD-88-wild-type cell lines included OCI-Ly19, U2932, and SUDHL6. We have shown that IRAK4 degradation, as opposed to IRAK4 inhibition, shows additivity and synergy when combined with IMiDs in vitro. Specifically, combining an IRAK4 degrader with the IMiD pomalidomide shows additive and synergistic activity in several MYD88-mutated cell lines in vitro, supporting the combined effect of targeting both the MYD88 and IRAK4 pathways together. Notably, we did not see an additive effect when IRAK4 kinase inhibitors were combined with IMiDs, suggesting that the greater activity of IRAK4 degradation is needed for synergistic activity. We believe these data support the development of our unique class of IRAKIMiD degraders.

As shown graphically in Figure 26, KT-413 is a potent degrader of IRAK4 and the IMiD substrates, Ikaros and Aiolos with single digit nM DC50 values against all three targets with maximal growth inhibition observed with approximately 80% target knockdown.

Figure 26.

As shown in Figure 27, KT-413 is more potent and more active in MYD88-mutated DLBCL than either an IRAK4-selective degrader compound, or a clinically active IMiD, supporting our hypothesis that simultaneous degradation of IRAK4 and IMiD substrates is more effective than degrading either alone.

Figure 27.

Figure 28 summarizes results of in vivo experiments in xenograft models of MYD88 mutant DLBCL demonstrating profound antitumor activity with durable complete responses in animals treated with KT-413 on intermittent dosing schedules as infrequent as every 2 or 3 weeks. As shown, this level of activity is superior to that of an IRAK4 kinase inhibitor or the clinically active latest generation IMiD compound.

Figure 28.

Figure 29 highlights the unique PK/PD properties of KT-413 that result in protracted tumor exposure and robust knockdown of the targets for at least 72 hours, committing tumor cells to apoptosis that leads to tumor regressions.

Figure 29. Super Anti-Tumor Activity

In addition to the robust single agent antitumor effects of KT-413, Figure 30 summarizes the combination data with agents used in the treatment of lymphoma. In these experiments conducted in MYD88 mutant DLBCL models, sub-optimal doses of KT-413 combined with ibrutinib (BTK) venetoclax (BCL-2 inhibitor), or rituximab (Rituxan, an anti-CD-20 monoclonal antibody), showed deep and durable regressions highlighting the potential of KT-413 combination to be used in earlier lines of therapy in patients with MYD88 mutant lymphoma.

Figure 30.

Clinical Development Plan

In November 2021, we announced that we received FDA clearance of our IND to evaluate our IRAKIMiD degrader, KT-413, in a Phase 1a/1b trial in adult patients with relapsed or refractory B cell lymphoma. The primary objective of the study is to evaluate the safety, pharmacokinetics and pharmacodynamics of KT-413 administered intravenously, once every three weeks. In the Phase 1a part, patients with relapsed or refractory B-cell lymphomas will be treated in escalating doses until the maximum tolerated dose (MTD) or recommended phase 2 dose (RP2D) is identified. The IRAKIMiD Phase 1b expansion part is then expected to enroll patients with both MYD88 mutant and MYD88 wild-type relapsed or refractory DLBCL. Efficacy will be assessed in both Phase 1a and 1b, and exploratory endpoints will include pharmacodynamic assessments including knockdown of IRAK4, Ikaros, and Aiolos, and downstream effects in peripheral blood as well as in tumor biopsies. Based on the observed safety, PK/PD, and clinical activity of single agent KT-413, the protocol may be amended to include evaluation of KT-413 combinations with standard of care agents and to evaluate monotherapy KT-413 in other MYD88 mutant lymphomas.

Developing IRAK4-selective Degraders for Other Hematologic Malignancies and Solid Tumors

In addition to our IRAKIMiD program, we are also exploring the therapeutic potential of IRAK4-selective degradation without IMiD biology, in both liquid and solid tumors, as there are certain cancers where this approach may be effective either as a monotherapy or in a combination therapy. Potential indications could include MYD88-mutant Waldenström macroglobulinemia, subsets of acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS), and non-small cell lung cancer. This program is in an earlier stage of development.

STAT3 Degrader for Cancer and Autoimmune/Fibrotic Diseases

Summary

We are developing our selective STAT3 degraders for the treatment of hematological malignancies and solid tumors, as well as autoimmune diseases and fibrosis. STAT3 is a transcription factor activated through a variety of different cytokine and growth factor receptors via JAKs, as well as through oncogenic fusion proteins and mutations in STAT3 itself. We believe the diverse functions of STAT3 in tumor biology, evasion of immune surveillance by tumor cells, and inflammation and fibrosis provide opportunities to address a wide variety of high unmet need disease indications through the targeting of a single genetically and clinically validated pathway. While the JAK-STAT pathway has been partially addressed with several clinically successful JAK-targeting agents, we believe there are currently no drugs that specifically affect STAT3 broadly across all the relevant cell types. Small molecule STAT3 dimerization inhibitors targeting the SH2 domain have been in development, but significant challenges remain: first, homology of SH2 domains among all STAT family members impacts the ability to achieve specificity for STAT3, and second, inability to block dimerization independent transcriptional activities of STAT3. For these reasons, we believe that STAT3 degraders may provide a transformative solution to develop targeted and specific drugs to address multiple STAT3 dependent pathologies. In November 2021, we announced that we received FDA clearance of our IND to evaluate our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. We initiated the Phase 1 clinical study in January 2022.

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

Hematologic Malignancies

Oncogenic STAT3 mutations and/or STAT3 pathway activations are highly common in peripheral T-cell lymphoma, or PTCL and cutaneous T-cell lymphoma, or CTCL. PTCL has an estimated prevalence of approximately 40,000 patients in the major global markets and CTCL has an estimated prevalence of approximately 100,000 patients across the major global markets. STAT3 mutations and pathway activations along with responsiveness of PTCL subsets and CTCL to immune checkpoint inhibitors point to a dependency on STAT3 in these indications and therefore the opportunity to develop a STAT3 degrader as a monotherapy. The standard of care for first-line treatment of PTCL is the combination of brentuximab vedotin, a CD30-directed antibody-drug conjugate, and chemotherapy. The majority of PTCL patients, including ALK-ALCL, PTCL-Not Otherwise Specified, AITL and NK/T lymphoma subtypes, eventually progress and die of their disease. For patients with refractory/relapsed disease, current treatment options are limited and approved therapies pralatrexate and romidepsin have shown limited efficacy. High prevalence of STAT3 mutations (approximately 13-38%) and STAT3 pathway activation (up to 90%) is found in these refractory/relapsed PTCL subsets with high unmet need. Given the documented effect of STAT3 downregulation on levels of programmed death-ligand 1, or PD-L1, we expect our STAT3 degrader to have a dual effect in these patients. In CTCL patients with advanced stage disease and the highest levels of STAT3 activation, there are no curative therapies and no standard of care. Antibody-drug conjugates, HDAC inhibitors, and immune checkpoint inhibitors have some activity and are used upfront or in refractory/relapsed patients, but there remains a high unmet need for an effective therapeutic with both tumor-intrinsic as well as immunomodulatory antitumor effects.

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

Solid Tumors

Cancers that are responsive to anti-PD-1/PD-L1 immune checkpoint inhibitors (ICIs) and tyrosine kinase inhibitors (TKIs), including non-small cell lung cancer, or NSCLC, head and neck squamous cell carcinoma, or HNSCC, breast cancer and colorectal cancer, are compelling development opportunities due to the established role of STAT3 in solid tumor resistance to ICIs and TKIs. Specifically, STAT3 degraders have the potential to improve responses upfront in combination with these modalities or overcome acquired resistance as add-on therapy in second line.

Autoimmune and Fibrotic Diseases

Patients with rare germline STAT3 gain-of-function mutations develop multiple autoimmune and fibrotic diseases, including systemic sclerosis, or SSc, AD, interstitial lung disease, enteropathies, and RA. We believe these manifestations, and their response to JAK inhibitors, provide support for STAT3 degrader development in immunology and inflammation. There are numerous publications that highlight the role of STAT3-mediated IL-6 and TGF-ß signaling in the pathogenesis of SSc, idiopathic pulmonary fibrosis, or IPF, Crohn’s disease, and multiple sclerosis. There remains a high unmet need for drugs that can target both the inflammation and fibrosis in SSc, IPF and other diseases that cause Progressive Fibrosing Interstitial Lung Disease (PF-ILD) and halt or reverse disease progression. A STAT3 degrader has the potential for this dual effect and could therefore provide a transformative approach to treating PF-ILD as well as Crohn’s disease and RA.

Preclinical Studies and Data

Figure 31 shows the selectivity of our STAT3 degrader as evidenced by proteomic analysis demonstrating that at KT-333 concentrations 10-fold greater than the DC95, STAT3 is the only protein to be degraded among over 10,000 proteins evaluated including other closely related STAT family members.

Figure 31.

The in vivo activity of KT-333 is summarized in Figure 32, which shows weekly administration resulting in robust antitumor activity with full regressions that are durable in animals bearing STAT3-dependent T cell lymphomas. These regressions were associated with >90% STAT3 knockdown in tumors.

Figure 32.

While KT-333 single agent leads to profound anti-tumor activity, based on the role of STAT3 in the tumor microenvironment, additional studies were undertaken to explore the potential immune effects of STAT3 degraders on tumors. Figure 33 summarizes results from a mouse syngeneic colorectal cancer model, in which a STAT3 degrader resulted in an IFN-gamma-dependent gene expression signature that has previously been identified as a predictor of response in cancer patients treated with pembrolizumab. These findings are consistent with STAT3’s role in remodeling the tumor microenvironment and provide the rationale for combining STAT3 degraders with immune checkpoint inhibitors.

Figure 33.

As shown in Figure 34, a mouse syngeneic CT-26 colorectal cancer model, the addition of KT-333 augmented the activity of a PD-1 inhibitor in a syngeneic mouse model of colorectal cancer (CT-26), resulting in complete regressions in a majority of animals. Furthermore, in the combination group, there was no tumor growth when re-challenged one month after last dose, suggesting development of long-term immune memory. In addition to causing tumor regressions, the combination extended survival relative to either PD-1 inhibitor or STAT3 degrader alone. Collectively, we believe these data suggest that the addition of STAT3 degraders could significantly augment the clinical efficacy of immune checkpoint inhibitors.

Figure 34.

Clinical Development Plans

In November 2021, we announced that we received FDA clearance of our IND to evaluate our STAT3 degrader, KT-333, in a first-in-human Phase 1a/1b trial in adult patients with lymphomas, large granular lymphocytic leukemia, and solid tumors. The primary objective of the study is to evaluate safety, pharmacokinetics, and pharmacodynamics of KT-333 administered intravenously on a weekly regimen. Phase 1a is expected to enroll patients with relapsed or refractory lymphomas, with an expansion into solid tumors at the MTD or RP2D. A Phase 1b expansion is planned to consist of separate cohorts of patients with relapsed/refractory PTCL, CTCL, and LGL-L and advanced solid tumors. Efficacy will be evaluated in all cohorts in Phase 1a and Phase 1b and exploratory endpoints will include pharmacodynamic assessments, including level of STAT3 knockdown and its downstream effects in peripheral blood and in tumors. Although KT-333 has robust single agent activity in preclinical models, we also plan to explore combining KT-333 with other agents used to treat PTCL or CTCL, as well as with immune checkpoint inhibitors in patients with solid tumors and hematologic malignancies. As a result, subsequent to establishing the safety/tolerability, and PK of KT-333 monotherapy, the protocol may be amended to evaluate combinations with standard of care regimens in PTCL or CTCL and with standard of care immune checkpoint inhibitors in solid tumors.

Autoimmunity

The following figures summarize the results of multiple preclinical experiments demonstrating robust antifibrotic and anti-inflammatory activity of STAT3 degraders in mouse models of systemic scleroderma, arthritis, and CNS inflammation. In the Tight Skin model, shown in Figure 35, a spontaneous TGF beta dependent model of fibrosis that is representative of scleroderma, STAT3 degradation resulted in significant reduction in skin thickening and completely inhibited myofibroblast contraction in an in vitro gel contraction assay.

Figure 35.

In the Collagen Induced Arthritis (CIA) model, which is a prototypical model of RA, as shown in Figure 36, STAT3 degradation reduced the clinical signs of disease in a dose dependent manner. The effect of STAT3 degrader is also reflected by the significant reduction in pathology scores and periosteal bone growth.

Figure 36.

Figure 37 illustrates the effect of STAT3 degradation in the Experimental Autoimmune Encephalomyelitis (or EAE) model representative of MS. In this model STAT3 degradation not only had a profound effect on severity of disease but also greatly reduced the incidence of disease and delayed onset of encephalomyelitis in the animals.

Figure 37.

Collectively, these findings highlight the pleiotropic effects of STAT3 degraders in fibrosis and inflammation, demonstrating the potential for this approach across a broad spectrum of autoimmune diseases.

MDM2

Summary

MDM2 is the crucial regulator of the most common tumor suppressor, p53 which remains intact in more than 50% of cancers. We believe that our highly potent MDM2 degrader, unlike small molecule inhibitors, has the ability to suppress the MDM2 feedback loop and thereby rapidly induce robust p53 upregulation and apoptosis with brief exposures. Our MDM2 degrader has the potential to be effective in a wide range of hematological malignancies and solid tumors with functioning (wild type) p53. Our lead MDM2 candidate, KT-253, is currently in IND enabling studies, and we expect to file our IND in the second half of 2022.

Target Rational and Mechanism of Action

MDM2 is the ligase which controls the tumor suppressor p53. Functional in over 50% of cancers, p53 is both liquid and solid, and many p53 functional cell lines are dependent on MDM2 overexpression for p53 suppression and survival. Stabilization and upregulation of p53 by removal of MDM2 by degradation can cause cells to undergo cell death and /or cell cycle arrest. While MDM2 small molecule inhibitors have shown clinical activity in a variety of tumor types, the activity has been limited as a result of the inhibition of MDM2 leading to a feedback loop, as shown in Figure 38. This feedback loop results in upregulation of MDM2 protein expression, which in turn makes it more difficult for occupancy-driven small molecules to inhibit MDM2. As a result, small molecule inhibitors have had a more modest effect on p53 upregulation which more often leads to cell cycle arrest rather than apoptosis, thereby limiting efficacy. This feedback loop also necessitates more chronic exposure to drug to maintain modest MDM2 inhibition in tumors, leading to toxic effects on normal cells that limits the safety and tolerability of these inhibitors. Degraders have the potential to block the MDM2 feedback loop by completely removing the protein in a catalytic manner. This enables the development of highly potent drugs that are able to induce strong p53 upregulation and an irreversible acute apoptotic response in tumor cells with just brief exposures, thereby maximizing efficacy and improving the safety profile by allowing time for the recovery of normal cells.

Figure 38.

Preclinical Data

KT253 is designed as a potent and selective degrader of MDM2. Figure 39 displays the sub-nanomolar potency of KT-253 as compared to a small molecule inhibitor currently in clinical trials.

Figure 39.

We observed increased p53 stabilization over small molecule inhibitors, as shown in Figure 40.

Figure 40.

As a result, we believe KT-253 has potential to have stark potency differences versus the inhibitors in cell killing assays in p53 wild type Acute Lymphocytic Leukemia , as shown in Figure 41.

Figure 41.

As shown in Figure 42, KT-253 is 200-fold more potent in the RS4-11 Acute Lymphocytic Leukemia cell line compared to what has been published, to date, on the most potent MDM2 small molecule in the clinic (DS-3032).

Figure 42.

The potency of KT-253 relative to a MDM2 small molecule inhibitor is the result of its ability to suppress the feedback up-regulation of MDM2, as shown below in Figure 43.

Figure 43.

This mechanism of action enables the MDM2 degraders to be extremely efficient in triggering the acute apoptotic response with short exposures that we believe should provide a superior therapeutic index over small molecule inhibitors. Figure 44 shows washout experiments. With just 4 hours of coverage, KT-253 was observed to produce cell killing in this cell line, whereas the small molecule inhibitor was not.

Figure 44.

Figure 45 illustrates that with a single low dose at 1mg/kg, KT-253 induces PD markers of MDM2 inhibition, including brisk p53 upregulation and acute apoptotic readouts such as PUMA. This single low dose sends the established tumor model into deep regression for weeks, while also allowing time for recovery of any normal cells affected. Clinically equivalent exposures of small molecules have not been observed to have significant in vivo activity in this xenograft model.

Figure 45.

Figure 46 illustrates MDM2 dependency is seen across a large subset of tumor types as shown on the left by genetically knocking out MDM2 across a panel of cell lines and on the right, showing effects on cell lines by pharmacologically removing MDM2 with a degrader. KT-253 shows marked superiority over the SMI DS-3032 in the panel of Acute Lymphocytic Leukemia (ALL), AML, DLBCL and Uveal melanoma cells.

Figure 46.

Development Opportunities

The large numbers of p53wt cell lines dependent on MDM2, as depicted in Figure 46 above on the left blue, gives a high-level view of the potential breadth of opportunities in oncology for a potent and well tolerated agent for this pathway. These tumor cell types include, but are not limited to cancers which have amplification and over expression of MDM2. De-stabilization of p53 by MDM2 enables cells to survive by blocking both cell cycle arrest and apoptosis. While the opportunities are very diverse, we plan to focus our development efforts on tumors which are most susceptible to the acute apoptotic response elicited by our degraders, where we believe we will be able to achieve the greatest therapeutic index and efficacy. Our initial disease areas of interest are AML, Uveal melanoma and lymphomas, in addition to other indications where preclinically we see that MDM2 degradation leads to an acute apoptotic response predictive of clinical activity with intermittent dosing.

Other Programs

Our focus on key undrugged or inadequately drugged nodes within therapeutically validated pathways combined with the target and disease agnostic features of our PegasusTM platform gives us opportunity to develop new therapies across various therapeutic areas. We are taking advantage of our proprietary E3 Ligase Whole-Body Atlas on the differential expression profile of E3 ligases to pursue targets that can benefit from potentially tissue-restricted degradation as well as programs that can be enabled by novel molecular glue mechanisms. Our early pipeline includes programs in genetically defined oncology and immunology indications. Through our Vertex collaboration, we are engaged in the discovery of additional targets that are able to fully leverage our aforementioned capabilities and expand our impact across several diseases outside of oncology and immunology.

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

GSK has granted us a royalty-bearing, exclusive, non-transferrable, worldwide, sublicensable right and license to research, develop and commercialize certain compounds.

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

Unless earlier terminated, the GSK Agreement will continue on a product-by-product and country-by-country basis until there are no more royalty payments owed to GSK on any product under the agreement. Either party may terminate the GSK Agreement upon an uncured material breach, or upon the bankruptcy, insolvency, dissolution or winding up of the other party. The GSK Agreement may also be terminated by either party for convenience upon sixty (60) days’ prior written notice to the other pa

Master Collaboration Agreement with Vertex Pharmaceuticals Incorporated

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, we will also be eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will also be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will further be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

All of our drug candidates are organic compounds of low molecular weight, generally called small molecules, but which are larger than traditional small molecule therapeutics. We have selected these compounds not only on the basis of their potential efficacy and safety, but also because we anticipate an ease of synthesis and cost of goods. We have produced drug substances and drug product for use in our KT-474 Phase 1 clinical trial and continue to refine our production processes. The drug substance and drug product processes are amenable to scale-up and do not require unusual equipment in the manufacturing process. To adequately meet our needs for late-stage clinical and commercial manufacturing, our suppliers will need to scale their production, or we will need to secure alternate suppliers.

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

Competitors in our efforts to develop small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., and Foghorn Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, IRAKIMiD, STAT3, and MDM2 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

Patent Portfolio

Our intellectual property includes a portfolio of wholly owned patent families covering our platform E3 ligase ligand technology and our novel bifunctional degrader product candidates, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related compounds and methods. Our intellectual property portfolio is in its very early stages, and, as of January 21, 2022, included two granted U.S. patents, about 40 U.S. patent applications, and about 130 foreign patent applications. Our patent portfolio is generally organized into two categories: (1) platform E3 ligase ligand patent families and (2) protein degrader patent families, including various target-specific degrader patent families.

Platform E3 Ligase Ligand Patent Families

Our platform E3 ligase ligand patent families are wholly owned and include four patent families directed to novel ligands for the cereblon E3 ubiquitin ligase, as well as methods of treatment and other related methods. As of January 21, 2022, our platform E3 ligase ligand patent families included four U.S. patent applications and four foreign patent applications, including one international patent application and three patent applications in Europe. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2040, absent any patent term adjustments or extensions.

Protein Degrader Patent Families

Our protein degrader patent families are wholly owned and are directed to novel bifunctional degrader compounds that are useful in affecting ubiquitination of a target protein, as well as methods of treatment and other related methods. As of January 21, 2022, our protein degrader patent families included four U.S. patent applications and about 10 foreign patent applications, including one international patent application and patent applications filed in foreign jurisdictions, such as Europe, Australia, Canada, Israel, Japan, Mexico, New Zealand, and the Russian Federation. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2040, absent any patent term adjustments or extensions.

Target-Specific Degrader Patent Families

Our target-specific degrader patent families are wholly owned and focus protection around degrader compounds that are designed to target specific proteins for degradation, as well as methods of treatment and other related methods. Such targets include, for example, IRAK (interleukin-1 receptor-associated kinases) and STAT (signal transducers and activators of transcription). As of January 21, 2022, our target-specific degrader patent families included two granted U.S. patents, about 30 U.S. patent applications and about 110 foreign patent applications, including about 20 international patent applications and patent applications filed in foreign jurisdictions, such as Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents resulting from our target-specific degrader patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions.

IRAK-Specific Patent Families

Our IRAK-specific patent families are wholly owned and include patent families covering degrader compounds that are designed to specifically target IRAK for degradation and patent families covering novel IRAK ligands. As of January 21, 2022, our IRAK-specific patent families included two granted U.S. patents, about 10 U.S. patent applications, about 10 international patent applications, and about 70 patent applications filed in foreign jurisdictions, such as Europe, Australia, Argentina, Brazil, Canada, China, Eurasia, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and

Taiwan. Any U.S. or foreign patents resulting from our IRAK-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions.

With respect to the KT-474 product candidate, as of January 21, 2022, we own one granted U.S. patent, seven pending U.S. patent applications, two pending international patent applications, and patent applications filed in foreign jurisdictions, such as Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Taiwan, each with claims directed to compositions of matter covering KT-474 and/or methods of making or using KT-474. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2039 and 2042, absent any patent term adjustments or extensions.

STAT-Specific Patent Families

Our STAT-specific patent families are wholly owned and focus on degrader compounds that are designed to specifically target signal transducers and activators of transcription (STAT) for degradation. As of January 21, 2022, our STAT-specific patent families included three U.S. patent applications, two international patent applications, and about 20 patent applications filed in foreign jurisdictions, such as Australia, Canada, China, Europe, India, Israel, Japan, South Korea, Mexico, and Taiwan. Any U.S. or foreign patents resulting from our STAT-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2042, absent any patent term adjustments or extensions.

Other Target-Specific Patent Families

As of January 21, 2022, we own about 10 U.S. patent applications and about 10 foreign patent applications, including 5 international patent applications and patent applications filed in Argentina, Gulf Cooperation Council, and Taiwan, which focus on degrader compounds designed to specifically target other proteins. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2042, absent any patent term adjustments or extensions.

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

We have applied to register both the KYMERA mark and the KYMERA THERAPEUTICS mark in the United States, Europe, and Canada. We also filed applications in the same jurisdictions for the mark IRAKIMiD, for pharmaceutical and medical preparations and therapeutics, as well as diagnostic reagents, for the treatment of oncology, autoimmune, immune-oncology and other related diseases. In addition, we filed applications for E3 HUMAN ATLAS and E3 LIGASE WHOLE BODY ATLAS in connection with pharmaceutical research and development and drug development and discovery services. All of our European Union trademarks in existence as of December 31, 2020 were automatically cloned onto the United Kingdom register due to “Brexit.”

Most recently, we filed an application for our K & Design mark in the United States, and we plan to file European Union, United Kingdom, and Canada applications based on our U.S. priority date in that application in due course.

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

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

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

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process

Pediatric Information and Pediatric Exclusivity

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

U.S. Post-Approval Requirements for Drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, tracking and tracing, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers and individuals working on behalf of manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

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

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA is required by statute to take between six months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

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

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020, through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022 . In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, including bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the current administration’s budgets for fiscal years 2019 and 2020 contained further drug price control measures that could be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Additionally, in the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulations that expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect, unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Government Regulation of Drugs Outside of the United States

To market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprised of the EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized procedure or a national procedure.

•
Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and designated orphan medicinal products. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
•
National procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:

o
Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
o
Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU country, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain authorizations on January, 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.

In the EU, innovative medicinal products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. In the EU a medicinal product may be designated as orphan if: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same therapeutic indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate, or SPC, can be granted on the basis of pediatric studies for orphan indications.. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same therapeutic indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

Prior to obtaining a marketing authorization in the EU, applicants must demonstrate compliance with all measures included in an EMA-approved pediatric investigation plan, or PIP, covering all subsets of the pediatric population, unless the

EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the SPC, provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires. In the case of orphan medicinal products, a two year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Similar to as in the U.S., the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

In April 2014, the EU adopted the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, meaning no national implementing legislation in each EU Member State is required. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union.

The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “Clinical Trials Information System” or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by coordinated assessment by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) following review by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

Government regulation of data collection outside of the United States

In the event we conduct clinical trials in the European Union, we will be subject to additional privacy restrictions. The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenues for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules. There has been limited enforcement of the GDPR to date, particularly in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the new requirements on any future trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020, but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with the GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EEA, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Employees and Human Capital

As of December 31, 2021, we had 141 full-time employees, of which 73 have M.D. or Ph.D. degrees. Within our workforce, 108 employees are engaged in research and development and 33 are engaged in business development, finance, legal, and general management and administration. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Our workforce expanded during FY21; new employees were hired to support and extend our clinical and preclinical pipeline, with hires in commercial, clinical development and operations, research, manufacturing, and general and administrative functions. We expect to continue to add additional employees in 2022 with a focus on expanding increasing expertise and bandwidth in clinical and preclinical research and development. We continually evaluate the business need and opportunity and balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. To attract qualified applicants, the Company offers a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

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
•
Decreasing density and increasing physical distancing in workspaces for employees working onsite by scheduling adjustments and adding work from home flexibility;
•
Adjusting attendance policies to encourage those who are sick to stay home;
•
Increasing cleaning protocols at our Watertown, MA headquarters;
•
Providing additional personal protective equipment and cleaning supplies;
•
Implementing weekly COVID-19 testing;
•
Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•
Prohibiting all domestic and international non-essential travel for all employees;
•
Requiring masks to be worn in all locations.

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

On December 20, 2021, we entered into a noncancelable lease for 100,624 square feet of office and laboratory space in Watertown, Massachusetts. This lease has an initial term of 134 months, and we have two consecutive options to extend the term of the lease for five years each at then-market rates.

Our Corporate Information

We were incorporated under the laws of Delaware in September 2015 under the name Project HSC, Inc. We are the successor in interest to Kymera Therapeutics, LLC, a limited liability company formed under the laws of the State of Delaware on May 25, 2017 and the former holder of all of our outstanding shares of common stock. Our principal executive offices are located at 200 Arsenal Yards Blvd., Suite 230, Watertown, MA 02472 and our telephone number is (857) 285-5300. Our website address is www.kymeratx.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.kymeratx.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or the SEC.

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.kymeratx.com, under “Investors”.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation in 2015 and our initial funding in 2016, our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our drug discovery technology, developing our pipeline, building our intellectual property portfolio, undertaking preclinical studies of our product candidates and initiating a Phase 1 first-in-human clinical trial of KT-474, a highly active and selective, orally bioavailable IRAK4 degrader. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current product candidates. Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the ongoing COVID-19 pandemic. We will need to transition from a company with a research and development focus to a company capable of supporting late-stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our initial public offering and follow-on offering. From our inception through December 31, 2021, we raised an aggregate of $877.1 million of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi, and Vertex Pharmaceuticals Incorporated, or Vertex. As of December 31, 2021, our cash and cash equivalents and investments were $567.6 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $229.0 million as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, we reported net losses of $100.2 million, $45.6 million and $41.2 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
initiate and complete preclinical studies and clinical trials for current or future product candidates, including the ongoing Phase 1 trials of KT-474, KT-413 and KT-333;
•
prepare and submit Investigational New Drug applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for KT-253 and future product candidates;
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
•
expand and improve the capabilities of our PegasusTM platform;
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

The development of pharmaceutical drugs is capital-intensive. We have commenced clinical development of KT-474, KT-413, KT-333 and are currently advancing multiple development candidates through preclinical development across a number of potential indications. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

As of December 31, 2021, we had approximately $567.6 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the IPO, the Company announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to the Company from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. We expect that the approximately $567.6 million of cash and cash equivalents and investments at December 31, 2021 will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters) in response to the ongoing COVID-19 pandemic;
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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. We are required to implement these requirements in 2022, and we may incur unexpected expenses in connection with such implementation. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated collaboration revenue, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•
the results of the planned multiple ascending dose, or MAD, portion of the Phase 1 trial of KT-474 in patients and the results of the Phase 1 trials of KT-413 and KT-333;
•
timing of IND clearances, and/or subsequent clinical trial costs, for KT-253 and other current or future product candidates;
•
our successful initiation, enrollment of and completion of clinical trials for current and future product candidates, including our ability to generate positive data from any such clinical trials;
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

Our PegasusTM platform utilizes a method known as targeted protein degradation, or TPD, to discover and develop product candidates. Our future success depends on the successful development of this novel therapeutic approach. No product candidate using a heterobifunctional degrader has been approved in the United States or Europe, and the data underlying the feasibility of developing such therapeutic products is both preliminary and limited. In addition, we have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully achieve TPD with a therapeutic result requires the successful development of heterobifunctional molecules that were intentionally designed with a rational drug development process and developing those molecules with the right combination of protein targets and E3 ligases. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover degraders by matching the right target with the ideal E3 ligase and the right linker in a timely manner, or at all. We have commenced a Phase 1 clinical trial of KT-474, but we have not yet assessed safety of any other product candidates in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our PegasusTM platform, or any similar or competitive platforms, will result in the development and marketing approval of any products. Any development problems we experience in the future related to our PegasusTM platform or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies and clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

We may not be successful in our efforts to identify or discover additional product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

A key element of our strategy is to apply our PegasusTM platform and product pipeline to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating oncology, inflammation, immunology or genetic diseases. Our research programs may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our four most advanced development programs, IRAK4, IRAKIMiD, STAT3 and MDM2, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases as well as numerous cancers. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We depend heavily on the successful development of our lead programs. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates, including our IRAK4, IRAKIMiD, STAT3 and MDM2 programs. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with hidradenitis suppurativa (HS) or atopic dermatitis (AD). The program was initially placed on partial clinical hold regarding the multiple ascending dose (MAD) portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial. In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results. As a result, in July 2021, we initiated enrollment in the MAD portion of the Phase 1 trial of KT-474, including healthy volunteers. A subsequent cohort is expected to include HS and AD patients.

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
•
the FDA or applicable foreign regulatory agency may be delayed in its review processes due to staffing or other constraints arising from the ongoing COVID-19 pandemic; or
•
the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 or its variants, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidate.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has since spread worldwide, including to Eastern Massachusetts where our primary office and laboratory space is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally, including the identification of new variants of the virus, could adversely impact our preclinical or clinical trial operations in the U.S. and abroad, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, similar to other biopharmaceutical companies, we may experience delays in enrolling subjects in our clinical trials. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, the patient populations that our lead and other core product candidates target may be particularly susceptible to COVID-19 or its variants, which may make it more difficult for us to identify patients able to enroll in our clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact that the ongoing COVID-19 pandemic has to patient enrollment or treatment, or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring part or all of our employees to work remotely, suspending all non-essential travel worldwide for our employees and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA. For example, since March 2020, foreign and domestic inspections by the FDA have largely been on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

We are in early clinical development with KT-474 and have not evaluated any other product candidates in human clinical trials. Undesirable side. Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for inflammatory and autoimmune diseases, cancer or other diseases, it is likely that there may be adverse side effects associated with the use of our product candidates. Additionally, a potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in itself could cause adverse events, undesirable side effects, or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for degradation could be degraded using our degrader molecules in any of our current or future clinical studies. There is also the potential risk of delayed adverse events following treatment using any of our current or future product candidates.

These side effects could arise due to off-target activity, allergic reactions in trial subjects, or unwanted on-target effects in the body. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended, or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or future product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Additionally, our planned or future clinical trials may utilize an “open-label” trial design, such as the open-label MAD portion of our Phase 1 clinical trial of KT-474. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Our current or future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our current and future product candidates, we must obtain marketing approval from the regulatory authorities in the relevant jurisdictions. We have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction, and it is possible that none of our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. As a company, we have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities and often clinical sites by, the relevant regulatory authority. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and review timelines could be extended. In addition, even if we were to obtain approval, regulatory authorities may approve any of our current or future product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our drugs, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our current or future product candidates.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, tracking and tracing, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, and continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent our products will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. Factors payors consider in determining reimbursement are based on whether the product is:

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Despite our best efforts, our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.

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

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes intended to broaden access to healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, expands the types of entities eligible for the 340B drug discount program, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022, due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and has further resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the prior administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the prior administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the prior administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. HHS has solicited feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, among others:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, offering, receiving, providing or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, or arranging for, any item, good, facility, or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations can result in significant civil monetary and criminal penalties for each violation, plus up to three times the amount of remuneration, imprisonment, and exclusion from government healthcare programs. Further, a violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability or federal civil monetary penalties;
•
the federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which prohibits individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual acting as a "whistle blower" in the name of the government permitting the whistleblower to share in any monetary recovery. Violations of the False Claims Act can result in very significant monetary penalties for each false claim and three times the amount of the government’s damages. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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
•
the federal physician payment transparency laws, including the federal Physician Payment Sunshine Act created under the ACA, which requires manufacturers of certain drugs, devices, biologics and medical supplies, among others, to track and disclose payments under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives). This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, which imposes, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain, transmit, or obtain, protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
analogous state law equivalents of each of the above U.S. federal laws, such as state anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties, and sanctions.

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

Competitors in our efforts to develop small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Foghorn Therapeutics and Inc. Nurix Therapeutics, Inc., some of which have entered clinical development. Further, several large pharmaceutical companies have disclosed preclinical and clinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, IRAKIMiD, STAT3 and MDM2 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract manufacturing organizations and strategic partners to help conduct our preclinical studies. We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support clinical trials for our current product candidates, and we expect to rely on such third parties for our future product candidates. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Although we designed the Phase 1 trials of KT-474, KT-413 and KT-333 and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the ongoing COVID-19 pandemic, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary PegasusTM platform, our initial IRAK4, IRAKIMiD, STAT3 and MDM2 programs, which are our four most advanced development programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patent applications and one patent related to our platform E3 ligase ligand technology and our novel bifunctional degrader compounds, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related methods.

As of January 21, 2022, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 55 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our PegasusTM platform and our current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We may not be able to pursue patent coverage of our current or future product candidates, the Pegasus platform, or other technologies in all countries. Filing, prosecuting and defending patents on current or future product candidates, the PegasusTM platform, and other technologies in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from infringing on our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of any patents we may own or in-license or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any rights we may have in our patent applications or any patents we may own or in-license in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we may own or in-license at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We are dependent on patents, know-how and proprietary technology, both our own and in-licensed from Vertex, Sanofi and other collaborators. Our commercial success depends upon our ability to develop, manufacture, market and sell our current or future product candidates and use our and our licensors’ proprietary technologies without infringing the proprietary rights of third parties. Vertex, Sanofi and other collaborators may have the right to terminate their respective license agreements in full in the event that we materially breach or default in the performance of any of the obligations under such license agreements. Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, the PegasusTM platform, or other technologies, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

In addition, during the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions refusing registration of our trademarks. For example, in April 2021, the USPTO issued preliminary office action refusals against our applications to register E3 LIGASE WHOLE BODY ATLAS and E3 HUMAN ATLAS. While E3 HUMAN ATLAS has now been approved for publication, we do not yet know whether the USPTO will issue a subsequent office action against our application for E3 LIGASE WHOLE BODY ATLAS, to which we will have to respond, and which we may not ultimately be able to overcome, or if this application will be approved for publication as well.
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

Intellectual property litigation and administrative office challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In August 2021, we initiated a US patent office proceeding, a post-grant review, to challenge a third-party patent unrelated to our current product candidates. In response, the owner of the challenged third-party patent disclaimed that patent in full. We may challenge additional third-party patents in the future. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our preclinical studies and future clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

The intellectual property landscape relevant to our product candidates and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates, the PegasusTM platform, and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. For example, many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, the PegasusTM platform, or other technologies, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, or from using our proprietary technologies, including our PegasusTM platform, unless the third-party licenses its product rights to us, which it is not required to do on commercially reasonable terms or at all;
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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates or PegasusTM platform may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

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

As of December 31, 2021, we had 141 full-time employees, and we will continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

We or the third parties upon whom we depend may be adversely affected by natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 pandemic could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed.

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

COVID-19 has been spreading rapidly around the world since December 2019, including with the more recent identification of variants of the virus, and has negatively affected the stock market and investor sentiment. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the ongoing COVID-19 pandemic. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of December 31, 2021, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 41% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Additional changes to U.S. federal income tax law are currently being contemplated, and future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. You are urged to consult your tax advisor regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations, and, as a result, unavailable to reduce our future tax liability.

As of December 31, 2021, we had federal and state net operating loss carryforwards of $123.6 million and $105.2 million, respectively, which begin to expire in various amounts in 2036 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, which are not subject to expiration). As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $10.4 million and $5.2 million, respectively, which begin to expire in 2036. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest ownership percentage of such stockholders or groups of stockholders within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes. Moreover, if we undergo any additional ownership changes, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk

Factors—Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

Risks Related to Our Controls and Reporting Requirements

If we fail to maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To achieve compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell any of our present or future product candidates that may receive regulatory approval.

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

Stock Performance Graph

The following graph shows a comparison from August 21, 2020, the first date that shares of our common stock were publicly traded, through December 31, 2021, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

Comparison of 17 Month Cumulative Total Return*

Among Kymera Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

$200
$175
$150
$125
$100
$75
$50
$25
$0
8/21/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Kymera Therapeutics, Inc. (KYMR)
NASDAQ Biotechnology Index (.XNBI)
NASDAQ Composite Index (.XCMP)

*$100 invested on August 21, 2020 in stock and indices, including reinvestment of dividends.

Fiscal year ending December 31.

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Holders of Our Common Stock

As of February 18, 2022, there were approximately 36 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

None.

Item 6. Reserved.

Not Applicable.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD. Our current clinical stage programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. In February 2021, we initiated the single ascending dose, or SAD, portion of our Phase 1 trial of KT-474 in adult healthy volunteers. In July 2021, we initiated the multiple ascending dose, or MAD, portion of the Phase 1 trial of KT-474 in healthy volunteers. We completed dose escalation in the SAD and MAD portions of this Phase 1 trial in December 2021. A subsequent patient cohort is expected to include hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients. With respect to our IRAK4 program, we are collaborating with Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. In November 2021, we announced that we received FDA clearance of our IND to evaluate our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. We initiated our KT-333 Phase 1 clinical study in January 2022. In November 2021, we also announced that we received FDA clearance of our investigational new drug application, or IND, to evaluate our IRAKIMiD degrader, KT-413, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). We initiated our KT-413 Phase 1 clinical study in February 2022. Our next program, currently in IND-enabling activities, is a degrader against the E3 ligase MDM2. Our MDM2 degrader has been developed to stabilize the tumor suppressor p53 and address a wide variety of p53 wild type tumor types in both solid tumors and hematologic malignancies.

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $877.1 million from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, and our July 2021 follow-on offering and concurrent private placement, and through our collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Sanofi.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $100.2 million, $45.6 million and $41.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, as of December 31, 2021 and 2020 we had an accumulated deficit of $229.0 million and $128.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and complete clinical trials for current or future product candidates, including the ongoing Phase 1 trials of KT-474, KT-333 and KT-413;
•
prepare and submit Investigational New Drug applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for KT-253 and future product candidates;

•
initiate and continue research and development activities to support our pre-clinical product candidate pipeline;
•
continue to develop and expand our PegasusTM platform to identify additional product candidates;
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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $567.6 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

As a result of the pandemic, many companies have experienced disruptions in their operations and in markets served. To date, we have instated some and may take additional temporary precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. These measures include devising contingency plans and securing additional resources from third-party service providers. For the safety of our employees and their families, we have temporarily reduced the presence of our scientists in our labs and continue to rely on third parties to conduct many of the experiments and studies for our research programs. Certain of our third-party service providers have also experienced shutdowns or other business disruptions. We are continuing to assess the impact of the COVID-19 pandemic on our current and future business and operations, including our expenses and planned clinical trial and other development timelines, as well as on our industry and the healthcare system.

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

Vertex provided us with a non-refundable upfront payment of $50.0 million and purchased 3,059,695 shares of our Series B-1 convertible preferred stock at $6.54 a share, pursuant to a separate, but simultaneously executed Share Purchase Agreement. We are eligible to receive up to $170.0 million in payments per target, including development, regulatory, and commercial milestones, as well as option exercise payments. In addition, Vertex is obligated to pay us tiered royalties on future net sales on any products that may result from the Vertex Agreement. None of the payments under the Vertex Agreement are refundable. We may also perform follow-on research activities for an optioned target upon Vertex’s request and at Vertex’s expense.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi made an upfront payment of $150.0 million. In addition to the upfront payment, we are eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

Operating expenses

Our operating expenses since inception have consisted solely of research and development expenses and general and administrative expenses.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of targeted protein degradation therapeutics, including those in our initial programs, IRAK4, IRAKIMiD, STAT3 and MDM2. These research efforts and costs, which also support the development of, and enhancements to, our PegasusTM platform, include external research costs, personnel costs, supplies, license fees and facility-related expenses. We expense research and development costs as incurred. These expenses include:

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

Other Income (Expense)

Interest and other income and expense, net

Interest income consists of interest earned on our invested cash balances and interest on our financing leases.

Results of Operations

Comparison of years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year ended December 31,		Change
	2021	2020
	(in thousands)
Revenue—from related parties	$72,832	$34,034	$38,798
Operating expenses:
Research and development	137,017	62,105	74,912
General and administrative	36,345	18,233	18,112
Total operating expenses	173,362	80,338	93,024
Loss from operations	(100,530)	(46,304)	(54,226)
Other income, net	313	711	(398)
Net loss	$(100,217)	$(45,593)	$(54,624)

Collaboration revenue

We recognize revenue under each of the Vertex Agreement and Sanofi Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Vertex Agreement and Sanofi Agreement.

Collaboration revenues were $72.8 million for the year ended December 31, 2021, of which $18.5 million and $54.3 million were attributable to our collaboration agreements with Vertex and Sanofi, respectively. Collaboration revenues were $34.0 million for the year ended December 31, 2020, of which $15.2 million and $18.8 million were attributable to our collaboration agreements with Vertex and Sanofi, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Year ended December 31,		Change
	2021	2020
	(in thousands)
External research and development costs:
IRAK4	$27,368	$14,016	$13,352
IRAKIMiD	10,847	6,170	4,677
STAT3	10,081	6,674	3,407
Other	35,909	12,579	23,330
Internal research and development costs	52,812	22,666	30,146
Total research and development expenses	$137,017	$62,105	$74,912

Research and development expenses were $137.0 million for the year ended December 31, 2021, compared to $62.1 million for the year ended December 31, 2020. The increase of $74.9 million was primarily due to higher direct expenses related to IND-enabling studies and clinical activities for IRAK4, IRAKIMiD, and STAT3 programs of $21.5 million, as well as increased expenses related to the investment in our platform, exploratory programs, and Vertex collaboration of $23.3 million. We also had a $30.1 million increase in personnel, stock-based compensation, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $36.3 million for the year ended December 31, 2021, compared to $18.2 million for the year ended December 31, 2020. The $18.1 million increase was primarily due to an increase in legal and professional service fees and an increase in personnel, facility, occupancy and other expenses stemming from an increase in headcount to support our growth as a public company as well as increased stock-based compensation expense also attributable to our headcount.

Other Income, Net

Other income, net was $0.3 million for the year ended December 31, 2021, compared to $0.7 million for the year ended December 31, 2020. The $0.4 million decrease was primarily due to the prevailing interest rates in the respective periods.

Results of Operations

Comparison of years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year ended December 31,		Change
	2020	2019
	(in thousands)
Revenue—from related parties	$34,034	$2,934	$31,100
Operating expenses:
Research and development	62,105	37,158	24,947
General and administrative	18,233	7,981	10,252
Total operating expenses	80,338	45,139	35,199
Loss from operations	(46,304)	(42,205)	(4,099)
Other income, net	711	959	(248)
Net loss	$(45,593)	$(41,246)	$(4,347)

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

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Year ended December 31,		Change
	2020	2019
	(in thousands)
External research and development costs:
IRAK4 and IRAKIMiD	$20,186	$13,478	$6,708
STAT3	6,674	2,474	4,200
Other	12,579	8,822	3,757
Internal research and development costs	22,666	12,384	10,282
Total research and development expenses	$62,105	$37,158	$24,947

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

Other Income, Net

Other income, net was $0.7 million for the year ended December 31, 2020, compared to $1.0 million for the year ended December 31, 2019. The $0.3 million decrease was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $877.1 million from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, and our July 2021 follow-on offering and concurrent private placement, and through our collaborations with Vertex and Sanofi. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $567.6 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of December 31, 2021.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash (used in) provided by operating activities	$(128,946)	$88,130	$17,905
Cash used in investing activities	(99,835)	(422,588)	(16,486)
Cash provided by financing activities	250,280	289,262	34,911
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,499	$(45,196)	$36,330

Cash Flows (Used in) provided by Operating Activities

During the year ended December 31, 2021, operating activities used $128.9 million of cash, primarily resulting from our net loss of $100.2 million during the period and a $69.4 million decrease in deferred revenue under our Sanofi and Vertex collaboration agreements. These were offset by adjustments for non-cash items of $33.2 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available sale-securities) and a $7.5 million net increase in operating assets and liabilities primarily driven by changes in accounts payable and accrued expenses partially offset by changes in prepaid expenses and other operating assets and liabilities.

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

Cash Flow used in Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $99.8 million comprised of purchases of marketable securities of $456.4 million and purchases of property and equipment of $1.6 million offset by maturities of marketable securities of $358.2 million.

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

Cash Flow from Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $250.3 million, primarily consisting of $240.8 million of net proceeds received in our July 2021 follow on offering, $2.3 million from our July 2021 concurrent private placement, $7.6 million in proceeds from the exercise of employee stock options, $0.8 million in proceeds from the issuance of shares under our employee stock purchase plan offset by the payment of $0.4 million in offering costs related to our August 2020 IPO and finance lease payments of $0.8 million.

During the year ended December 31, 2020, net cash provided by financing activities was $289.3 million, primarily consisting of $183.1 million of net proceeds received in our August 2020 IPO, $13.5 million from our August 2020 concurrent private placement, $88.2 million of proceeds from our issuances of Series C convertible preferred stock in March 2020, net of issuance costs, and $4.8 million of proceeds from the second closing of our Series B convertible preferred stock financing in January 2020, net of issuance costs.

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

We believe the existing cash, cash equivalents and marketable securities of $567.6 million as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD, STAT3 and MDM2 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization

Contractual Obligations and Other Commitments

Excluding the 2021 Lease executed in December 2021 for 100,624 square feet of office and lab space in Watertown, Massachusetts, which the Company anticipates occupying in November 2023, during the year ended December 31, 2021, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business.

The following table summarizes our outstanding contractual obligations as of payment due date for the 2021 Lease at December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
December 31, 2021
Operating lease obligation	$115,989	$—	$9,056	$18,936	$87,997
Total	$115,989	$—	$9,056	$18,936	$87,997

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
•
CROs and investigative sites in connection with our clinical trials and preclinical studies; and
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

JOBS Act Accounting Election

As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700 million, and as a result, as of January 1, 2022, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company, including compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting imposed by the Sarbanes-Oxley Act of 2002, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements and full disclosure obligations regarding executive compensation. Additionally, we are no longer able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2021, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kymera Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Collaboration Arrangements
Description of the Matter

As discussed in Note 5 to the consolidated financial statements, the Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet. For the year ended December 31, 2021, the Company has recognized $72.8 million in collaboration revenue.

Auditing the Company's accounting for revenues from collaboration arrangements was complex and required significant judgments primarily in evaluating estimates of the total expected costs under the input method for revenue recognized over time. Auditing the progress toward completion of collaboration agreements was especially challenging because it involves subjective management assumptions used in estimating the remaining research and development costs necessary to satisfy the performance obligation. The calculation of the total remaining estimated research and development cost includes forecasted costs associated with internal employee efforts, materials costs, and third-party contract costs. The recognition of revenue pursuant to collaboration arrangements is subject to these judgments made and estimates developed by management and is sensitive to changes in these assumptions.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s process for developing the estimate, including controls to assess the completeness and accuracy of the data that supports management’s estimates.

To test the Company’s collaboration revenue, we performed audit procedures that included, among others, reading the collaboration agreements and testing the accuracy and completeness of the underlying data used in evaluating the estimates and significant judgments described above. To assess the reasonableness of the company's significant estimates and judgments, we compared cost estimates to costs previously incurred for similar activities, evaluated the remaining estimated level of effort required to complete the services, and inspected evidence of actual costs incurred. We also discussed the basis for key assumptions with the Company's research and development personnel, who oversee the completion of the collaboration arrangements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 24, 2022

KYMERA THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$47,976	$31,004
Marketable securities (Note 4)	394,442	265,198
Accounts receivable—due from related party	—	577
Contract assets—due from related party	135	856
Prepaid expenses and other current assets	8,720	4,704
Total current assets	$451,273	$302,339
Marketable securities, non-current (Note 4)	125,187	162,531
Property and equipment, net (Note 6)	11,881	10,841
Right-of-use assets, operating leases	9,426	9,845
Other non-current assets	2,022	30
Restricted cash	6,116	1,589
Total assets	$605,905	$487,175
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,005	$4,368
Accrued expenses (Note 8)	22,971	10,330
Deferred revenue	61,739	92,552
Operating lease liabilities	2,461	2,572
Finance lease liabilities	1,138	689
Other current liabilities	228	106
Total current liabilities	$92,542	$110,617
Non-current liabilities
Deferred revenue, net of current portion	39,295	77,838
Operating lease liabilities, net of current portion	13,224	14,128
Finance lease liabilities, net of current portion	1,140	604
Other non-current liabilities	66	100
Total liabilities	$146,267	$203,287
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021 and 2020; 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2021 and 2020, 51,573,924 and 44,592,288 shares issued at December 31, 2021 and 2020, respectively; 51,536,181 and 44,482,186 shares outstanding at December 31, 2021 and 2020, respectively	5	4
Additional paid-in capital	689,275	412,777
Accumulated deficit	(228,982)	(128,765)
Accumulated other comprehensive loss	(660)	(128)
Total stockholders’ equity	459,638	283,888
Total liabilities and stockholders’ equity	$605,905	$487,175

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Statement of Operations Data:
Collaboration Revenue—from related parties	$72,832	$34,034	$2,934
Operating expenses:
Research and development	$137,017	$62,105	$37,158
General and administrative	36,345	18,233	7,981
Total operating expenses	173,362	80,338	45,139
Loss from operations	(100,530)	(46,304)	(42,205)
Other income (expense):
Interest and other income	488	826	1,005
Interest and other expense	(175)	(115)	(46)
Total other income	313	711	959
Net loss	$(100,217)	$(45,593)	$(41,246)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(532)	(134)	6
Total comprehensive loss	$(100,749)	$(45,727)	$(41,240)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(100,217)	$(45,593)	$(41,246)
Deemed dividend from exchange of convertible preferred stock	—	(9,050)	—
Net loss attributable to common stockholders	$(100,217)	$(54,643)	$(41,246)
Net loss per share attributable to common stockholders, basic and diluted	$(2.09)	$(3.15)	$(24.28)
Weighted average common stocks outstanding, basic and diluted	47,989,023	17,349,582	1,698,522

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the years ended December 31 2021, 2020 and 2019

(In thousands, except share and per share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Gain/(Loss)	(Deficit)

Balance at December 31, 2018	3,000,000	$5,900	14,498,547	$28,794	9,605,905	$38,735	—	$—	—	$—	1,479,188	$—	$774	$(35,210)	$—	(34,436)
Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	221,579	443	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Convertible Preferred Stock, net of issuance costs of $17	—	—	—	—	5,221,675	21,183	—	—	—	—	—	—	—	—	—	—
Issuance of Series B-1 Preferred Stock, net of issuance costs of $49	—	—	—	—	—	—	3,059,695	14,025	—	—	—	—	—	—	—	—
Exercise of Stock Options			—	—					—	—	95,904	—	74	—	—	74
Vesting Restricted Stock	—	—	—	—	—	—	—	—	—	—	354,424	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	1,196	—	—	1,196
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—		—	—	6	6
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(41,246)	—	(41,246)
Balance at December 31, 2019	3,000,000	$5,900	14,720,126	$29,237	14,827,580	$59,918	3,059,695	$14,025	—	$—	1,929,516	$—	$2,044	$(76,456)	$6	$(74,406)

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the years ended December 31 2021, 2020 and 2019

(In thousands, except share and per share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders' (Deficit)
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity

Balance at December 31, 2019	3,000,000	$5,900	14,720,126	$29,237	14,827,580	$59,918	3,059,695	$14,025	—	$—	1,929,516	$—	$2,044	$(76,456)	$6	(74,406)
Vesting of Series A Preferred Stock in connection with collaboration arrangement (Note 5)	—	—	110,788	222	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock, net of issuance costs of $0	—	—	—	—	1,182,265	4,800	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Preferred Stock, net of issuance costs of $320	—	—	—	—	—	—	—	—	13,539,141	88,180	—	—	—	—	—	—
Exchange of Series A Convertible Preferred Stock for Series C Preferred Convertible Preferred Stock	—	—	(1,988,802)	(3,950)	—	—	—	—	1,988,802	13,000	—	—	(2,334)	(6,716)	—	(9,050)
Exercise of Stock Options	—	—	—	—	—	—	—	—	—	—	78,852	—	162	—	—	162
Vesting Restricted Stock	—	—	—	—	—	—	—	—	—	—	184,410	—	112	—	—	112
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	5,190	—	—	5,190
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(134)	(134)
Issuance of shares in connection with initial public offering net of underwriting discounts and offering costs of $17,003	—	—	—	—	—	—	—	—	—	—	9,987,520	1	182,747	—	—	182,748
Conversion of convertible preferred stock into common stock	(3,000,000)	(5,900)	(12,842,112)	(25,509)	(16,009,845)	(64,718)	(3,059,695)	(14,025)	(15,527,943)	(101,180)	31,625,534	3	211,329	—	—	211,332
Issuance of shares in concurrent private placement	—	—	—	—	—	—	—	—	—	—	676,354		13,527	—	—	13,527
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(45,593)	—	(45,593)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	44,482,186	$4	$412,777	$(128,765)	$(128)	$283,888
The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the years ended December 31 2021, 2020 and 2019

(In thousands, except share and per share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	'Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity

Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	44,482,186	$4	$412,777	$(128,765)	$(128)	$283,888
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,431,271	1	7,632	—	—	7,633
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	72,359	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	19,687	—	788	—	—	788
Issuance of vested restricted stock to consultants											12,500	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	24,972	—	—	24,972
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(532)	(532)
Issuance of shares in connection with public offering net of underwriting discounts and costs of $16,207	—	—	—	—	—	—	—	—	—	—	5,468,250	—	240,760	—	—	240,760
Issuance of shares in concurrent private placement	—	—	—	—	—	—	—	—	—	—	49,928	—	2,346	—	—	2,346
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(100,217)	—	(100,217)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	51,536,181	$5	$689,275	$(228,982)	$(660)	$459,638

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(100,217)	$(45,593)	$(41,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,972	5,190	1,196
Depreciation and amortization	2,397	1,763	825
Premiums and discounts on available for sale marketable securities	5,807	1,571	—
Loss on disposal of property and equipment	18	—	—
Non-cash research and development expense	—	332	443
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,016)	(3,816)	(564)
Accounts receivable—due from related party	577	(577)	—
Contract asset—due from related party	721	(856)	—
Other receivables—due from related party	—	—	148
Accounts payable	54	990	904
Accrued expenses and other current liabilities	12,599	5,754	2,248
Deferred revenue	(69,356)	117,400	52,991
Operating lease right-of-use assets	419	8,444	1,350
Operating lease liabilities	(1,015)	(2,647)	(383)
Other non-current assets	(1,992)	(30)	—
Other non-current liabilities	86	205	(7)
Net cash (used in) provided by operating activities	$(128,946)	$88,130	$17,905
Investing activities
Purchase of property and equipment, net	(1,597)	(9,096)	(532)
Purchase of marketable securities	(456,404)	(529,382)	(15,954)
Maturities of marketable securities	358,166	115,890	—
Net cash used in investing activities	$(99,835)	$(422,588)	$(16,486)
Financing activities
Proceeds from the issuance of Series B Convertible Preferred Stock, net of issuance costs	—	—	21,183
Proceeds from the issuance of Series B-1 Convertible Preferred Stock, net of issuance costs	—	4,800	14,025
Proceeds from the issuance of Series C Convertible Preferred Stock, net of issuance costs	—	88,181	—
Proceeds from stock option exercises	7,632	162	74
Proceeds from employee stock purchase plan	788	—	—
Payments of offering costs in connection with initial public offering	(397)	—	—
Payments on financing leases	(849)	(554)	(371)
Proceeds from follow-on public offering, net of underwriting discounts and offering costs	240,760	—	—
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	183,146	—
Proceeds from concurrent private placement	2,346	13,527	—
Net cash provided by financing activities	$250,280	$289,262	$34,911
Net increase (decrease) in cash, cash equivalents and restricted cash	21,499	(45,196)	36,330
Cash, cash equivalents and restricted cash at beginning of period	32,593	77,789	41,459
Cash, cash equivalents and restricted cash at end of period	$54,092	$32,593	$77,789
Supplemental disclosure of cash flow activities
Cash paid for interest	$158	$115	$46
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment through finance and lease liabilities	$1,918	$—	$1,642
Property and equipment purchases included in accounts payable and accrued expenses	$42	$27	$315
Offering costs included in accounts payable	$—	$397	$—
Supplemental disclosure of noncash operating activities
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$16,522
Tenant improvement receivable included in other assets	$—	$—	$287
Reduction of right-of-use asset and liability due to lease modification	$—	$2,161	$—

The accompanying notes are an integral part of these consolidated financial statements.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$47,976	$31,004	$76,015
Restricted cash	6,116	1,589	1,774
Total cash, cash equivalents, and restricted cash	$54,092	$32,593	$77,789

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $229.0 million as of December 31, 2021. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 ("Follow-on Offering"), and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $567.6 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these consolidated financial statements.

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

The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021, 2020 and 2019.

Convertible Preferred Stock

The Company classified convertible preferred stock as temporary equity in the accompanying consolidated statement of Convertible Preferred Stock and Stockholders’ Equity due to terms that allow for redemption of the shares in cash upon certain change in control events that are outside of the Company’s control, including the sale or transfer of the Company as holders of the convertible preferred stock which could trigger redemption of the shares. The Company did not accrete the value of the convertible preferred stock to the redemption values since a liquidation event was not considered probable as of December 31, 2019. Subsequent adjustments of the carrying values to the ultimate redemption values will be made only when it becomes probable that such liquidation events will occur. In connection with the Company’s initial public offering on August 25, 2020, all outstanding shares of convertible preferred stock converted to common stock.

Research and Development Costs

Research and development costs consist primarily of costs incurred in connection with the discovery and development of targeted protein degradation therapeutics, including those in the Company’s most advanced development programs, IRAK4, IRAKIMiD, STAT3 and MDM2. These research efforts and costs, which also support the development of, and enhancements to, the Company’s PegasusTM targeted protein degradation platform, include external research costs, personnel costs, supplies, license fees and facility related expenses. The Company expenses research and development costs as incurred.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recoverability of the expenditure. Amounts incurred are classified as general and administrative expenses.

Financing Costs

Costs incurred in connection with the issuance of equity units and shares are recorded as a reduction of proceeds to the equity carrying value. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There was no deferred offering costs on the Company’s consolidated balance sheet at December 31, 2021. There was $0.4 million of deferred financing costs included in accounts payable on the Company’s consolidated balance sheet as of December 31, 2020.

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

Exclusive Licenses—If the license granted in the arrangement is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promise, whether the value of the license is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition based on estimated remaining research and development costs. The calculation of the total remaining estimated research and development costs includes forecasted costs associated with internal employee efforts, materials costs, and third-party contract costs, as well as the assumed timing and duration of these activities. The recognition of revenue pursuant to collaboration arrangements is subject to these judgments made and estimates developed by management and is sensitive to changes in these assumptions. Therefore, the measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement.

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

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. In general, the Company has experienced no significant collection issues with its customers.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as unrealized gains and losses on marketable securities and other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. Under this ASU 2016-13, the standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As of December 31, 2021, the Company no longer qualified as a smaller reporting company for filing purposes, and therefore adopted ASU 2016-13 effective January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard was effective beginning January 1, 2021. The Company adopted this standard as of January 1, 2021 and it did not have a material impact on its financial position and results of operations.

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$43,182	$—	$—	$43,182
Marketable securities, current
US treasuries	169,481	—	—	169,481
US government agencies	32,170	—		32,170
Corporate bonds	—	192,791	—	192,791
Marketable securities, non-current
US treasuries	17,172	—	—	17,172
US government agencies	47,363	—		47,363
Corporate bonds	—	60,652	—	60,652
Restricted cash	6,116	—	—	6,116
Total	$315,484	$253,443	$—	$568,927

	Fair Value Measurements at December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$19,943	$—	$—	$19,943
Corporate bonds	—	10,499	—	10,499
Marketable securities, current
US treasuries	192,275	—	—	192,275
Corporate bonds	—	72,923	—	72,923
Marketable securities, non-current
US treasuries	132,589	—	—	132,589
Corporate bonds	—	29,942	—	29,942
Restricted cash	1,589	—	—	1,589
Total	$346,396	$113,364	$—	$459,760

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

Note 4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at December 31, 2021 and 2020 and (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. treasury securities	$186,700	$—	$(45)	$186,655
US government agency securities	79,657	—	(125)	79,532
Corporate securities	253,929	1	(488)	253,442
Total	$520,286	$1	$(658)	$519,629

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2020
U.S. treasury securities	$324,917	$—	$(53)	$324,864
Corporate securities	102,946	—	(81)	102,865
Total	$427,863	$—	$(134)	$427,729

As of December 31, 2021, the Company held 113 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $515.4 million. As of December 31, 2020, the Company held 65 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $392.2 million

As of December 31, 2021, the Company had 79 securities with a fair value of $394.4 million with a contractual maturity of less than 12 months and 37 securities with a fair value of $125.2 million with a contractual maturity of greater than 12 months. As of December 31, 2020, the Company had 48 securities with a fair value of $295.6 million with a contractual maturity of less than 12 months and 25 securities with a fair value of $162.5 million with a contractual maturity of greater than 12 months. During the year ending December 31, 2020, the Company sold one security prior to maturity which resulted in an immaterial realized gain on the sale.

The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 113 securities in an unrealized loss position as of December 31, 2021, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believe that it will be able to collect both principal and interest amounts due to it at maturity.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligation has not been fully satisfied as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $54.3 million in revenue under the Sanofi Agreement, of which $45.5 million was associated with Collaboration Target 1 and $8.8 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2021 is $81.8 million. During the year ended December 31, 2020, the Company recognized $18.8 million in revenue under the Sanofi Agreement, of which $16.7 million was associated with Collaboration Target 1 and $2.1 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2020 is $132.6 million. During the year ended December 31, 2021, the Company received $4.8 million in cost reimbursement payments under the Sanofi Agreement. As of December 31, 2021, the Company recorded $0.1 million of unbilled accounts receivable related to reimbursable research and development costs under the Sanofi Agreement. As of December 31, 2020, the Company recorded $0.9 million of unbilled accounts receivable and $0.6 million in billed accounts receivable for amounts related to reimbursable research and development costs under the Sanofi Agreement. The Company will recognize the deferred revenue related to the performance obligations based on a cost input method, as described, over the remaining research term, which is a maximum of approximately 2.3 years as of December 31, 2021.

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

Sanofi participated in the Company’s Series B Convertible Preferred Stock offering and as a result of this, was considered a related party during the year ended December 31, 2020 but no longer are considered a related party as of December 31, 2021.

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

Vertex provided the Company with a non-refundable upfront payment of $50.0 million and purchased 3,059,695 shares of the Company’s Series B-1 Convertible Preferred Stock (“Series B-1”) at $6.54 a share, pursuant to a separate, but simultaneously executed Share Purchase Agreement. The shares were purchased at a premium of $5.9 million, which was included in the transaction price and will be recognized as revenue over the period of performance. Vertex additionally purchased shares of the Company’s common stock in a private placement concurrent with the Company’s follow-on offering in which the Company received proceeds from Vertex of $2.3 million. As a result of this purchase, Vertex is considered a related party.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as of December 31, 2021. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $18.5 million, $15.2 million and $2.9 million, respectively, in revenue under the Vertex Agreement. All $18.5 million revenue recognized during the year ended December 31, 2021 was recognized from amounts that were recorded in deferred revenue as of December 31, 2020. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at December 31, 2021 and 2020 is $19.2 million and $37.7 million, respectively. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term, which is a maximum of approximately 1.0 year as of December 31, 2021.

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

In exchange for the non-exclusive license rights, the Company provided the pharmaceutical company with an equity grant and is required to make tiered royalty payments based on net sales of all products licensed under the agreement in the low single-digit percentages. In conjunction with the Collaboration, the Company initially issued 886,305 Series A Preferred Units (“Series A Preferred Units”) to the pharmaceutical company. On November 1, 2018, these Series A Preferred Units were exchanged on a one-for-one basis for shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). These shares vested in equal installments over three years. The Company recorded expense over the vesting period based on the fair value of the shares under the Collaboration. The Company recorded $0.3 million and $0.4 million to research and development expense related to the vesting of 166,183 and 221,579 shares of Series A Preferred Stock during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, all shares under the Collaboration were fully vested and all expense had been recognized.

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

The following table presents the changes in accounts receivable, contract assets and liabilities for the year ended December 31, 2021 (in thousands)

	Balance at December 31, 2020	Additions	Deductions	Balance at December 31, 2021
Accounts receivable and contract assets:
Billed receivables – Sanofi	$577	$4,195	$(4,772)	$—
Unbilled receivables – Sanofi	856	3,474	(4,195)	135
Total accounts receivable and contract assets	$1,433	$7,669	$(8,967)	$135
Contract Liabilities:
Deferred Revenue – Vertex	$37,748	$—	$(18,536)	$19,212
Deferred Revenue – Sanofi	132,642	3,475	(54,295)	81,822
Total contract liabilities	$170,390	$3,475	$(72,831)	$101,034

Note 6. Property and equipment

Property and equipment consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Lab and office equipment under and financing right-of-use asset	$3,969	$2,771
Lab equipment	2,805	1,636
Computer equipment	273	89
Furniture & fixtures	943	861
Leasehold improvements	7,741	7,599
Assets not yet in service	66	32
Total property and equipment	15,797	12,988
Less accumulated depreciation	(3,916)	(2,147)
Property and equipment, net	$11,881	$10,841

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $2.4 million, $1.8 million and $0.8 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under financing leases with a cost basis of $4.0 million and $2.8 million and accumulated amortization expense of $1.5 million and $1.2 million as of December 31, 2021 and 2020, respectively.

Amortization expense related to right-of-use assets was $0.9 million, $0.7 million and $0.4 million the years ended December 31, 2021, 2020 and 2019 and is included in depreciation expense.

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

In October 2019, the Company entered into a noncancelable facility lease agreement (the “the 2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. The Company received a tenant incentive allowance of $5.5 million in 2020 as the tenant improvements were completed all of which has been collected from its landlord as of December 31, 2020. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is recorded in restricted cash as of December 31, 2021 and 2020.

In December 2021, the Company entered into a noncancelable lease (the "2021 Lease") for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company expects to begin occupying in November 2023. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of December 31, 2021. The Company also paid first month’s rent of $0.8 million upon execution of the 2021 Lease in December 2021 which is classified as other non-current assets as of December 31, 2021. As of December 31, 2021, the Company has not taken control of the space associated with the 2021 Lease and therefore, the Company has not recorded a right of use asset or lease liability related to the space as of December 31, 2021.

The Company’s financing lease obligations consist of certain property and equipment financed through capital leases.

The components of the lease costs for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Operating lease costs	$2,095	$2,719
Financing lease costs:
Amortization of right-to-use assets, financing leases	906	716
Interest expense for financing lease liabilities	158	121
Variable lease costs	1,015	621
Total lease costs	$4,174	$4,177

Supplemental cash flow information relating to the Company’s leases for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in (provided by) operating leases	$2,691	$(3,024)
Operating cash flows used in finance leases	$933	$587
Financing cash flows used in finance leases	$158	$121

Weighted average remaining lease terms and discount rates as of December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
Remaining lease term:
Operating lease	8.3	9.3
Financing lease	2.4 Years	2.8 Years
Discount Rate:
Operating lease	10.5%	10.5%
Financing lease	8.8%	8.0%

The undiscounted future lease payments for operating and finance leases as of December 31, 2021, were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2022	$2,581	$1,183
2023	2,659	968
2024	2,732	345
2025	2,814	—
2026	2,898	—
Thereafter	10,027	—
Total minimum lease payments	23,711	2,496
Less amounts representing interest or imputed interest	(8,026)	(218)
Present value of lease liabilities	$15,685	$2,278

Note 8. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Research and development expenses	$15,169	$5,821
Payroll and payroll-related	6,033	2,918
Professional fees	1,417	1,585
Other	352	6
Accrued expenses	$22,971	$10,330

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2021, 2020 or 2019.

Note 10. Convertible Preferred Stock

Immediately prior to the IPO, the Company’s Certificate of Incorporation authorized a total of 52,483,788 shares of convertible preferred stock with a par value of $0.0001 per share, of which 3,000,000 shares were designated as Series Seed Preferred Stock, 14,886,305 shares were designated as Series A Preferred Stock, 16,009,845 shares were designated as Series B Preferred Stock, 3,059,695 shares were designated as Series B-1 Preferred Stock and 15,527,943 shares were designated as Series C Preferred Stock. The Series A, Series B, Series B-1 and Series C convertible preferred stocks will be collectively referred to as the Convertible Preferred Stock.

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

In connection with the Company’s August 25, 2020 IPO all issued and outstanding Convertible Preferred Stock of 50,439,595 were converted to 31,625,534 shares of the Company’s common stock and are no longer issued or outstanding as of December 31, 2020.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s board of directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2021, there were an aggregate of 3,082,121 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the least of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2021, there were an aggregate of 864,864 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Stock Option and Grant Plan during the year ended December 31, 2021 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,832,712	$8.17	9.08	$314,001
Granted	2,390,939	51.17
Exercised	(1,431,271)	5.33
Forfeited	(553,198)	23.76
Outstanding at December 31, 2021	6,239,182	$23.91	8.56	$246,933
Exercisable at December 31, 2021	1,928,457	$12.99	8.18	$97,387

The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $67.6 million, $1.6 million and $0.1 million, respectively.

The weighted-average fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $29.95, $8.35 and $1.69 per share, respectively.

As of December 31, 2021, the total unrecognized stock-based compensation expense for unvested stock options was $66.1 million, which is expected to be recognized over 2.7 years.

The following table outlines equity-based compensation expense for stock options for the years ended December 31, 2021, 2020 and 2019:

	Year ending December 31,
	2021	2020	2019
Research and development	$11,161	$2,084	$380
General and administrative	12,628	2,864	212
Total equity-based compensation	$23,789	$4,948	$592

The weighted-average assumptions that the Company used in Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the years ended December 31, 2021, 2020 and 2019:

	Year ending December 31,
	2021	2020	2019
Expected term (in years)	5.87	6.09	6.49
Volatility	66%	70%	71%
Risk-free interest rate	0.9%	0.5%	1.83%
Dividend yield	0.00%	0.00%	0.00%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity under the 2018 Plan during the year ended December 31, 2021 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2020	110,104	$1.60
Granted	12,500	53.50
Vested	(84,859)	9.25
Forfeited	—	—
Unvested at December 31, 2021	37,745	$1.60

During the year ended December 31, 2021, the Company granted 12,500 shares of restricted common stock to consultants which were fully vested at the time of grant. There were no grants of restricted stock during the years ended December 31, 2020 and 2019.

As of December 31, 2021, the total unrecognized stock-based compensation expense for unvested restricted stock was $0.1 million, which is expected to be recognized over 1.0 years.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense for restricted stock of $0.9 million, $0.2 million and $0.4 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense of $0.3 million, $0.2 million and $0.2 million, respectively, within research and development. During the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense of $0.6 million, an immaterial amount and $0.2 million, respectively, within general and administrative.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Years ending December 31,
	2021	2020	2019
Research and development	$11,731	$2,305	$688
General and administrative	13,241	2,885	508
Total equity-based compensation	$24,972	$5,190	$1,196

Note 12. Related-Party Transactions

In addition to the collaboration discussed in Note 5, the Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which has not otherwise been discussed in these notes to the consolidated financial statement. The Company made payments of $0.8 million and $1.0 million to an investor for rent expenses for the years ended December 31, 2020 and 2019, respectively. No payments were made to related parties during the year ended December 31, 2021.

Note 13. Income Taxes

The Company records income tax expense related to profits realized by its U.S. operating subsidiaries. For the years ended December 31, 2021, 2020 and 2019, no income tax expense was recorded due the group’s net operating loss (“NOL”) and full valuation allowance.

The rate reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31,
	2021	2020	2019
Tax effect at statutory rate	21.0%	21.0%	21.0%
State taxes	10.6%	5.80%	7.0%
Stock compensation	9.6%	(0.9)%	(0.6)%
Permanent differences	0.0%	0.00%	0.0%
Federal research and development credits	7.7%	3.60%	2.0%
Other	(5.1)%	(0.7)%	0.0%
Change in valuation allowance	(43.8)%	(28.8)%	(29.4)%
Total	0.00%	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Federal net operating loss carryforwards	$25,957	$15,621
State net operating loss carryforwards	6,651	3,866
Research and development credit carryforwards	14,611	3,757
Lease liabilities	4,285	4,563
Deferred revenue	27,130	10,313
Accruals and reserves, stock and other	5,156	1,589
Total deferred tax assets	$83,790	$39,709
Valuation allowance	$(77,990)	$(34,075)
Deferred tax assets	$5,800	$5,634
Fixed and intangible assets	(1,941)	(1,506)
Right-of-use assets	(3,859)	(4,128)
Net deferred tax asset	$—	$—

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $78.0 million and $34.1 million has been established at December 31, 2021 and 2020, respectively. During 2021, the valuation allowance increased by $43.9 million primarily due to the increase in the Company’s NOL during the period.

The Company has incurred NOLs from inception. At December 31, 2021 and 2020, the Company has federal NOL carryforwards of approximately $123.6 million and $74.4 million, respectively, and state NOL carryforwards of approximately $105.2 million and $61.2 million, respectively. Of the federal net operating loss carryovers, $113.8 million is not subject to expiration and the remaining federal and state NOLs begin to expire in 2036. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of net operating loss and research and development credit carryforwards may generally be subject to limitation under Sections 382 and 383 of the Internal Revenue Code due to ownership changes that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset any post-ownership change taxable income and tax, respectively. The latest Section 382 study was performed through December 31, 2021, noting that historic ownership changes have likely occurred. Nonetheless, the Company has determined that as of December 31, 2021 the prospective utilization of all net operating loss and tax credit carryforwards generated from inception through December 31, 2021, and therefore the corresponding Federal and Massachusetts deferred tax assets, should not be restricted by Sections 382 and 383, although ownership changes after December 31, 2021 could impact the Company’s ability to utilize these tax attributes in the future.

At December 31, 2021 and 2020 the Company had federal research and development credit carryforwards of $10.4 million and $2.7 million, respectively, and state research and development credit carryforwards of $5.2 million and $1.3 million, respectively. These carryforwards begin to expire in 2031.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2021, and 2020, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2021 and 2020, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2021 and 2020, no estimated interest or penalties were recognized on uncertain tax positions.

The Company has not conducted a study of its research and development credit carryforwards. This study may result in an adjustment to research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheets or statements of operations if an adjustment were required.

The Company's tax returns for the years ended December 31, 2017 to December 31, 2021 remain open and subject to examination by the Internal Revenue Service and state taxing authorities.

Note 14. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except for share and per share data):

	December 31,
	2021	2020	2019
Numerator:
Net loss	$(100,217)	$(45,593)	$(41,246)
Deemed dividend from exchange of convertible preferred stock	—	(9,050)	—
Net loss attributable to common stockholders	$(100,217)	$(54,643)	$(41,246)
Denominator:
Weighted average common shares outstanding, basic and diluted	47,989,023	17,349,582	1,698,522
Net loss per share, basic and diluted	$(2.09)	$(3.15)	$(24.28)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2021, 2020 and 2019 because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020	2019
Convertible Preferred Stock	—	—	22,325,780
Unvested Restricted Stock	37,745	110,104	232,434
Options to purchase Common Stock	6,239,182	1,580,924	2,945,298
Total	6,276,927	1,691,028	25,503,512

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kymera Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kymera Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2022

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3	Description of Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021).

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

10.3#	Amended and Restated Non-Employee Director Compensation Policy dated January 17, 2022.

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

10.15†	Second Amendment to Master Collaboration Agreement between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of October 21, 2021.

10.16	Lease between the Registrant and ARE-MA REGION NO. 75, LLC dated as of December 20, 2021.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1~~+~~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2~~+~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

† Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

(c)
Financial Statement Schedules

No financial statements have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kymera Therapeutics, Inc.

Date: February 24, 2022	By:	/s/ Nello Mainolfi, Ph.D.
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

Name	Title	Date

/s/ Nello Mainolfi, Ph.D.	President and Chief Executive Officer	February 24, 2022
Nello Mainolfi, Ph.D.	(Principal Executive Officer)

/s/ Bruce Jacobs, CFA, MBA	Chief Financial Officer	February 24, 2022
Bruce Jacobs, CFA, MBA	(Principal Financial and Accounting Officer)

/s/ Bruce Booth, DPhil	Chair of the Board of Directors	February 24, 2022
Bruce Booth, DPhil

/s/ Jeff Albers, MBA	Director	February 24, 2022
Jeff Albers, MBA

/s/ Pamela Esposito, PhD	Director	February 24, 2022
Pamela Esposito, PhD

/s/ Steve Hall, PhD	Director	February 24, 2022
Steve Hall, PhD

/s/ Joanna Horobin, MB, ChB	Director	February 24, 2022
Joanna Horobin, MB, ChB

/s/ Gorjan Hrustanovic, PhD	Director	February 24, 2022
Gorjan Hrustanovic, PhD

/s/ John M. Maraganore, PhD	Director	February 24, 2022
John M. Maraganore, PhD

/s/ Donald W. Nicholson, PhD	Director	February 24, 2022
Donald W. Nicholson, PhD

/s/ Elena, Ridloff, CFA	Director	February 24, 2022
Elena Ridloff, CFA