Form 10-Q
period 2022-03-31
Kymera Therapeutics, Inc.
filed 2022-05-03
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 51,724,179 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,733	$47,976
Marketable securities (Note 4)	387,079	394,442
Contract assets	1,263	135
Prepaid expenses and other current assets	9,307	8,720
Total current assets	$431,382	$451,273
Marketable securities, non-current (Note 4)	102,478	125,187
Property and equipment, net (Note 6)	11,759	11,881
Right-of-use assets, operating leases	9,307	9,426
Other non-current assets	2,022	2,022
Restricted cash	6,112	6,116
Total assets	$563,060	$605,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,567	$4,005
Accrued expenses (Note 8)	20,777	22,971
Deferred revenue	60,852	61,739
Operating lease liabilities	2,480	2,461
Finance lease liabilities	1,087	1,138
Other current liabilities	576	228
Total current liabilities	$88,339	$92,542
Non-current liabilities
Deferred revenue, net of current portion	31,823	39,295
Operating lease liabilities, net of current portion	12,978	13,224
Finance lease liabilities, net of current portion	927	1,140
Other non-current liabilities	273	66
Total liabilities	$134,340	$146,267
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of March 31, 2022 and December 31, 2021, 51,716,194 and 51,573,924 shares issued at March 31, 2022 and December 31, 2021, respectively; 51,692,666 and 51,536,181 shares outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	697,597	689,275
Accumulated deficit	(265,666)	(228,982)
Accumulated other comprehensive loss	(3,216)	(660)
Total stockholders’ equity	428,720	459,638
Total liabilities and stockholders’ equity	$563,060	$605,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three Months Ended March 31, 2022 and 2021

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration Revenue—from related parties	$9,622	$18,702
Operating expenses:
Research and development	$35,944	$25,962
General and administrative	10,611	5,909
Total operating expenses	46,555	31,871
Loss from operations	(36,933)	(13,169)
Other income (expense):
Interest and other income	290	118
Interest and other expense	(41)	(24)
Total other income:	249	94
Net loss	$(36,684)	$(13,075)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(2,556)	115
Total comprehensive loss	$(39,240)	$(12,960)

Net loss attributable to common stockholders	$(36,684)	$(13,075)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.29)
Weighted average common stock outstanding, basic and diluted	51,651,125	44,649,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021 and 2022

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2020	44,482,186	$4	$412,777	$(128,765)	$(128)	$283,888
Exercise of stock options	378,762	—	1,147	—	—	1,147
Vesting restricted stock	18,428	—	—	—	—	—
Stock-based compensation expense	—	—	3,172	—	—	3,172
Unrealized gain on marketable securities	—	—	—	—	115	115
Net Loss	—	—	—	(13,075)	—	(13,075)
Balance at March 31, 2021	44,879,376	$4	$417,096	$(141,840)	$(13)	$275,247

Balance at December 31, 2021	51,536,181	5	689,275	(228,982)	(660)	459,638
Exercise of stock options	142,270	—	449	—	—	449
Vesting restricted stock	14,215	—	—	—	—	—
Stock-based compensation expense	—	—	7,873	—	—	7,873
Unrealized loss on marketable securities	—	—	—	—	(2,556)	(2,556)
Net Loss	—	—	—	(36,684)	—	(36,684)
Balance at March 31, 2022	51,692,666	$5	$697,597	$(265,666)	$(3,216)	$428,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(36,684)	$(13,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,873	3,172
Depreciation and amortization	687	485
Premiums and discounts on available-for-sale marketable securities	1,175	1,279
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(586)	(816)
Receivables—due from related parties	—	(279)
Contract asset—due from related parties	(1,128)	(22)
Accounts payable	(1,437)	4,150
Accrued expenses and other current liabilities	(2,278)	235
Deferred revenue	(8,359)	(17,822)
Operating lease right-of-use assets	119	95
Operating lease liabilities	(227)	(368)
Other assets and liabilities	550	143
Net cash used in operating activities	$(40,295)	$(22,823)
Investing activities
Purchase of property and equipment, net	(482)	(164)
Purchases of investments	(80,118)	(16,013)
Maturities of investments	106,463	60,500
Net cash provided by investing activities	$25,863	$44,323
Financing activities
Proceeds from stock option exercises	449	1,147
Payments of offering costs in connection with initial public offering	—	(397)
Payments on finance leases	(264)	(155)
Net cash provided by financing activities	$185	$595
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,247)	22,095
Cash, cash equivalents and restricted cash at beginning of period	54,092	32,593
Cash, cash equivalents and restricted cash at end of period	$39,845	$54,688
Supplemental disclosure of cash flow activities
Cash paid for interest	$46	$24
Supplemental disclosure of noncash investing activities
Property and equipment purchases included in accounts payable and accrued expenses	$126	$259

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31,
	2022	2021
Cash and cash equivalents	$33,733	$53,098
Restricted cash	6,112	1,590
Total cash, cash equivalents, and restricted cash	$39,845	$54,688

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $265.7 million as of March 31, 2022. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 ("Follow-on Offering"), and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $523.3 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2022.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ended December 31, 2022 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2021 Annual Report on Form 10-K.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$26,857	$—	$—	$26,857
Marketable securities, current
US treasuries	150,382	—	—	150,382
US government agencies	49,357	—	—	49,357
Corporate bonds	—	187,340	—	187,340
Marketable securities, non-current
US treasuries	16,287	—	—	16,287
US government agencies	39,096	—	—	39,096
Corporate bonds	—	47,095	—	47,095
Restricted cash	6,112	—	—	6,112
Total	$288,091	$234,435	$—	$522,526

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$43,182	$—	$—	$43,182
Marketable securities, current
US treasuries	169,481	—	—	169,481
US government agencies	32,170	—	—	32,170
Corporate bonds	—	192,791	—	192,791
Marketable securities, non-current
US treasuries	17,172	—	—	17,172
US government agencies	47,363	—	—	47,363
Corporate bonds	—	60,652	—	60,652
Restricted cash	6,116	—	—	6,116
Total	$315,484	$253,443	$—	$568,927

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at March 31, 2022 and December 31, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2022
U.S. treasury securities	$167,060	$6	$(397)	$166,669
US government agencies	89,615	—	(1,162)	88,453
Corporate securities	236,092	—	(1,657)	234,435
Total	$492,767	$6	$(3,216)	$489,557

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. treasury securities	$186,700	$—	$(45)	$186,655
US government agencies	79,657	—	(125)	79,532
Corporate securities	253,929	1	(488)	253,442
Total	$520,286	$1	$(658)	$519,629

As of March 31, 2022, the Company held 121 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $467.0 million. As of December 31, 2021, the Company held 113 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $515.4 million.

As of March 31, 2022, the Company had 86 securities with a fair value of $387.1 million with a contractual maturity of less than 12 months and 38 securities with a fair value of $102.5 million with a contractual maturity of greater than 12 months. As of December 31, 2021, the Company had 79 securities with a fair value of $394.4 million with a contractual maturity of less than 12 months and 37 securities with a fair value of $125.2 million with a contractual maturity of greater than 12 months. There were no sales of marketable securities during the three months ending March 31, 2022 and 2021.

The Company is required to determine whether a decline in the fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of March 31, 2022 and December 31, 2021.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligations have not been fully satisfied as of March 31, 2022. In the three months ended March 31, 2022, the Company recognized $6.6 million in revenue under the Sanofi Agreement, of which $4.2 million was associated with Collaboration Target 1 and $2.4 million was associated with Collaboration Target 2. In the three months ended March 31, 2021, the Company recognized $11.6 million in revenue under the Sanofi Agreement, of which $9.5 million was associated with Collaboration Target 1 and $2.1 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at March 31, 2022 and December 31, 2021 is $76.4 million and $81.8 million, respectively. During the three months ended March 31, 2022, the Company received $0.1 million in cost reimbursement payments. No milestone or royalty payments have been received under the Sanofi Agreement. As of March 31, 2022, the Company recorded a contract asset for unbilled accounts receivable of $1.3 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the first quarter of 2022. As of March 31, 2022, the Company did not have any research and development costs under the Sanofi Agreement for activities performed during the first quarter of 2022 in accounts receivable. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 2.0 years as of March 31, 2022.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company recognized $3.0 million and $7.1 million, respectively, under the Vertex Agreement. All $3.0 million of revenue recognized in the three months ended March 31, 2022 was recognized from amounts that were recorded in deferred revenue as of December 31, 2021. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at March 31, 2022 and December 31, 2021 is $16.2 million and $19.2 million, respectively. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term, which is a maximum of 0.8 years as of March 31, 2022.

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

The Collaboration was terminated by the parties effective April 27, 2022.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the three months ended March 31, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at March 31, 2022
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$135	$(135)	$—
Unbilled receivables - Sanofi	135	1,263	(135)	1,263
Total accounts receivable and contract assets	$135	$1,398	$(270)	$1,263
Contract liabilities:
Deferred revenue - Vertex	$19,212	$—	$(2,981)	$16,231
Deferred revenue - Sanofi	81,822	1,263	(6,641)	76,444
Total contract liabilities	$101,034	$1,263	$(9,622)	$92,675

6. Property and Equipment

Property and equipment consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Lab and office equipment under finance right-of-use asset	$3,969	$3,969
Lab equipment	3,034	2,805
Computer equipment	298	273
Furniture & fixtures	1,063	943
Leasehold improvements	7,741	7,741
Assets not yet in service	256	66
Total property and equipment	16,361	15,797
Less accumulated depreciation	(4,602)	(3,916)
Property and equipment, net	$11,759	$11,881

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.7 million and $0.5 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $4.0 million and $4.0 million and accumulated amortization expense of $1.8 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively.

Amortization expense related to right-of-use assets during the three months ended March 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “the 2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is recorded in restricted cash as of March 31, 2022 and December 31, 2021.

In December 2021, the Company entered into a noncancelable lease (the "2021 Lease") for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company expects to begin occupying in November 2023. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of March 31, 2022 and December 31, 2021. The Company also paid first month’s rent of $0.8 million upon execution of the 2021 Lease in December 2021 which is classified as other non-current assets as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company has not taken control of the space associated with the 2021 Lease and therefore, the Company has not recorded a right of use asset or lease liability related to the space as of March 31, 2022.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$524	$524
Finance lease costs:
Amortization of right-to-use assets, finance leases	279	178
Interest expense for finance lease liabilities	46	24
Variable lease costs	329	232
Total lease costs	$1,178	$958

Supplemental cash flow information relating to the Company’s leases for the three months ended March 31, 2022 and 2021, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$631	$797
Operating cash flows used in finance leases	$264	$155
Financing cash flows used in finance leases	$46	$24

Weighted average remaining lease terms and discount rates as of March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Remaining lease term:
Operating lease	8.09 years	9.09 years
Finance lease	2.10 years	2.60 years
Discount Rate:
Operating lease	10.50%	10.50%
Finance lease	8.75%	8.12%

The undiscounted future lease payments for operating and finance leases as of March 31, 2022, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2022 (excluding the first quarter)	$1,950	$874
2023	2,659	969
2024	2,732	343
2025	2,814	—
2026	2,898	—
Thereafter	10,027	—
Total minimum lease payments	23,080	2,186
Less amounts representing interest or imputed interest	(7,622)	(172)
Present value of lease liabilities	$15,458	$2,014

Excluded from the table above are all future payments related to the 2021 lease.

8. Accrued Expenses

Accrued expenses consist of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Research and development expenses	$16,169	$15,169
Payroll and payroll-related	2,287	6,033
Professional fees	1,977	1,417
Other	344	352
Accrued expenses	$20,777	$22,971

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2022 or December 31, 2021.

10. Equity-Based Compensation

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2022, there were an aggregate of 4,024,494 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2022, there were an aggregate 1,303,762 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the three months ended March 31, 2022 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,239,182	$23.91	8.56	$246,933
Granted	1,202,466	40.66
Exercised	(142,270)	3.16
Forfeited	(179,854)	32.62
Outstanding at March 31, 2022	7,119,524	$26.94	8.59	$131,553
Exercisable at March 31, 2022	2,220,906	$15.33	8.00	$63,215

The intrinsic value of stock options exercised during the three months ended March 31, 2022 and 2021 was $6.2 million and $19.9 million, respectively.

The weighted-average fair value of options granted during the three months ended March 31, 2022 and 2021 was $22.96 and $29.25, respectively.

As of March 31, 2022, the total unrecognized stock-based compensation expense for unvested stock options was $82.7 million, with a weighted average recognition period of 2.6 years.

The following table outlines our equity-based compensation expense for stock options for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Research and development	$3,689	$1,676
General and administrative	3,912	1,439
Total equity-based compensation	$7,601	$3,115

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.81	5.81
Volatility	62%	66%
Risk-free interest rate	1.59%	0.84%
Dividend yield	0.00%	0.00%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity during the three months ended March 31, 2022 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2021	37,745	$1.60
Granted	97,974	38.53
Vested	(14,215)	1.60
Unvested at March 31, 2022	121,504	$31.38

The Company granted 97,974 shares of restricted common stock during the three months ended March 31, 2022. No restricted stock awards were granted during the three months ended March 31, 2021. As of March 31, 2022, the total unrecognized stock-based compensation expense for unvested restricted stock was $3.7 million with a weighted average recognition period of 2.9 years.

During the three months ended March 31, 2022 the Company recognized approximately $0.1 million for restricted stock of which an immaterial amount were included in research and development and general and administrative expense, respectively. During the three months ended March 31, 2021, the Company recognized an immaterial amount of equity-based compensation expense for restricted stock.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$3,906	$1,725
General and administrative	3,967	1,447
Total equity-based compensation	$7,873	$3,172

11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements.

12. Income Taxes

Income taxes for the three months ended March 31, 2022 and 2021 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three ended March 31, 2022 and 2021, no income tax was recorded.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act permits corporate taxpayers to carryback net operating losses (“NOLs”) originating in 2018 through 2020 to each of the five preceding tax years. Further, the CARES Act removed the 80% taxable income limitation on utilization of those NOLs allowing corporate taxpayers to fully utilize NOL carryforwards to offset taxable income in 2019, 2020 or 2021. Such changes may result in the generation of refunds of previously paid income taxes which are expected to be received over the next eighteen months.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(36,684)	$(13,075)
Denominator:
Weighted average common shares outstanding, basic and diluted	51,651,125	44,649,572
Net loss per share, basic and diluted	$(0.71)	$(0.29)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Unvested restricted stock	121,504	91,676
Options to purchase common stock	7,119,524	6,822,467
Total	7,241,028	6,914,143

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD. Our current clinical stage programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. In February 2021, we initiated the single ascending dose, or SAD, portion of our Phase 1 trial of KT-474 in adult healthy volunteers. In July 2021, we initiated the multiple ascending dose, or MAD, portion of the Phase 1 trial of KT-474 in healthy volunteers. We completed dose escalation in the SAD and MAD portions of this Phase 1 trial in December 2021. Following a single dose, food-effect cohort, a subsequent patient cohort is expected to include hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients. With respect to our IRAK4 program, we are collaborating with Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. In November 2021, we announced that we received FDA clearance of our IND to evaluate our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. We initiated our KT-333 Phase 1 clinical study in Q1 2022. In November 2021, we also announced that we received FDA clearance of our investigational new drug application, or IND, to evaluate our IRAKIMiD degrader, KT-413, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). We initiated our KT-413 Phase 1 clinical study in Q1 2022. Our next program, currently in IND-enabling activities, is a degrader against the E3 ligase MDM2. Our MDM2 degrader has been developed to stabilize the tumor suppressor p53 and address a wide variety of p53 wild type tumor types in both solid tumors and hematologic malignancies.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $100.2 million, $45.6 million for the years ended December 31, 2021 and 2020, respectively, and $36.7 million and $13.1 million for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022 and December 31, 2021 we had an accumulated deficit of $265.7 million and $229.0 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $523.3 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

Results of Operations

Comparison of three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
Revenue—from related parties	$9,622	$18,702	$(9,080)
Operating expenses:
Research and development	35,944	25,962	9,982
General and administrative	10,611	5,909	4,702
Total operating expenses	46,555	31,871	14,684
Loss from operations	(36,933)	(13,169)	(23,764)
Other income, net	249	94	155
Net loss	$(36,684)	$(13,075)	$(23,609)

Collaboration revenue

We recognize revenue under each of the Vertex Agreement and Sanofi Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Vertex Agreement and Sanofi Agreement.

Collaboration revenues were $9.6 million for the three months ended March 31, 2022, of which $6.6 million and $3.0 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $18.7 million for the three months ended March 31, 2021, of which $11.6 million and $7.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented:

	Three Months Ended March 31,		Change
	2022	2021
	(in thousands)
External research and development costs:
IRAK4	$3,762	$5,014	$(1,252)
IRAKIMiD	1,101	2,883	(1,782)
STAT3	1,524	1,573	(49)
MDM2	2,685	—	2,685
Other	9,811	7,204	2,607
Internal research and development costs	17,061	9,288	7,773
Total research and development expenses	$35,944	$25,962	$9,982

Research and development expenses were $35.9 million for the three months ended March 31, 2022, compared to $26.0 million for the three months ended March 31, 2021. The increase of $10.0 million was primarily due to an increase of $5.3 million related to IND-enabling studies for our MDM2 program and increased investment in our pipeline and platform, primarily offset by a $3.1 million reduction in direct expenses related to our clinical activities for IRAK4, IRAKIMiD and STAT3 programs. We also had a $7.8 million increase in personnel, stock-based compensation, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $10.6 million for the three months ended March 31, 2022, compared to $5.9 million for the three months ended March 31, 2021. The increase of $4.7 million was primarily due to increases in legal and professional service fees and an increase in facility and other expenses to support our growth as a public company as well as increased personnel expenses, including stock-based compensation expense, attributable to increases in headcount.

Other Income, Net

Other income, net was $0.3 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021. The $0.2 million increase was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our IPO, Follow-on Offering, sale of our Convertible Preferred Stock and collaboration agreements. To date, we have received gross proceeds of $877.1 million from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, and our July 2021 follow-on offering and concurrent private placement, and through our collaborations with Vertex, and Sanofi. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $523.3 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of March 31, 2022.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(40,295)	$(22,823)
Cash provided by investing activities	25,863	44,323
Cash provided by financing activities	185	595
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,247)	$22,095

Cash Flow used in Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $40.3 million, primarily resulting from our net loss of $36.7 million during the period, the $8.4 million change in deferred revenue under our Sanofi and Vertex collaboration agreements, and a $4.9 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable and accrued expenses. These were offset by adjustments for non-cash items of $9.7 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available-sale-securities).

During the three months ended March 31, 2021, cash used in operating activities was $22.8 million, primarily resulting from our net loss of $13.1 million during the period and $17.8 million change in deferred revenue under our Sanofi and Vertex collaboration agreements. These were offset by adjustments for non-cash items of $4.9 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available-sale-securities) and an $3.2 million net increase in other operating assets and liabilities primarily driven by changes in accounts payable and accrued expenses partially offset by changes in prepaid expenses and other operating assets and liabilities.

Cash Flow provided by Investing Activities

During the three months ended March 31, 2022, cash provided by investing activities was $25.9 million comprised of maturities of marketable securities of $106.5 million offset by purchases of marketable securities of $80.1 million and purchases of property and equipment of $0.5 million.

During the three months ended March 31, 2021, cash provided by investing activities was $44.3 million comprised maturities of marketable securities of $60.5 million offset by of purchases of marketable securities of $16.0 million and purchases of property and equipment of $0.2 million.

Cash Flow provided by Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.2 million, primarily consisting of $0.5 million in proceeds from the exercise of employee stock options offset by finance lease payments of $0.3 million.

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

We believe the existing cash, cash equivalents and marketable securities of $523.3 million as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD, STAT3 and MDM2 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 24, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2022, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our initial public offering and follow-on offering. From our inception through March 31, 2022, we raised an aggregate of $877.1 million of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi, and Vertex Pharmaceuticals Incorporated, or Vertex. As of March 31, 2022, our cash and cash equivalents and investments were $523.3 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $265.7 million as of March 31, 2022. For the years ended December 31, 2021, 2020 and 2019, we reported net losses of $100.2 million, $45.6 million and $41.2 million, respectively, and $36.7 million and $13.1 million for the three months ended March 31, 2022 and 2021, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of March 31, 2022, we had approximately $523.3 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the IPO, the Company announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to the Company from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. We expect that the approximately $523.3 million of cash and cash equivalents and investments at March 31, 2022 will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. We are required to implement these requirements in 2022, and we may incur unexpected expenses in connection with such implementation. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

•
the results of the patient cohort of the Phase 1 trial of KT-474 and the results of the Phase 1 trials of KT-413 and KT-333;
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

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates, including our IRAK4, IRAKIMiD, STAT3 and MDM2 programs. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with hidradenitis suppurativa (HS) or atopic dermatitis (AD). The program was initially placed on partial clinical hold regarding the multiple ascending dose (MAD) portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial. In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results. As a result, in July 2021, we initiated enrollment in the MAD portion of the Phase 1 trial of KT-474, including healthy volunteers. We completed dose escalation in the SAD and MAD portions of this Phase 1 trial in December 2021. Following a single dose, food-effect cohort, a subsequent cohort is expected to include HS and AD patients.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has since spread worldwide, including to Eastern Massachusetts where our primary office and laboratory space is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally, including the ongoing identification of new variants of the virus, could adversely impact our preclinical or clinical trial operations in the U.S. and abroad, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, similar to other biopharmaceutical companies, we may experience delays in enrolling subjects in our clinical trials. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, the patient populations that our lead and other core product candidates target may be particularly susceptible to COVID-19 or its variants, which may make it more difficult for us to identify patients able to enroll in our clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact that the ongoing COVID-19 pandemic has to patient enrollment or treatment, or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

Additionally, our planned or future clinical trials may utilize an “open-label” trial design, such as the open-label patient portion of our Phase 1 clinical trial of KT-474. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

As of March 31, 2022, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 57 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

We may not be able to pursue patent coverage of our current or future product candidates, the PegasusTM platform, or other technologies in all countries. Filing, prosecuting and defending patents on current or future product candidates, the PegasusTM platform, and other technologies in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from infringing on our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of any patents we may own or in-license or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any rights we may have in our patent applications or any patents we may own or in-license in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we may own or in-license at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

In addition, during the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions refusing registration of our trademarks. For example, in April 2021, the USPTO issued preliminary office action refusals against our applications to register E3 LIGASE WHOLE BODY ATLAS and E3 HUMAN ATLAS. While we ultimately overcame both of these refusals with argument, there may be some that we are not able to overcome.

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

As of March 31, 2022, we had 143 full-time employees, and we will continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

COVID-19 has been spreading rapidly around the world since December 2019, including with the ongoing identification of variants of the virus, and has negatively affected the stock market and investor sentiment. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

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

As of March 31, 2022, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 57% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the Commonwealth of Massachusetts, as applicable. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled, and other state courts have upheld the validity of, that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On April 27, 2022, the Company and GlaxoSmithKline Intellectual Property Development Limited (“GSK”) mutually agreed to terminate that certain Collaboration Agreement, by and between the Company and GSK, dated October 3, 2017, as amended by the First Amendment to Collaboration Agreement dated August 27, 2020 (collectively, the “Agreement”), with such termination effective as of April 27, 2022. As a result of such termination, each of the parties’ respective obligations under the Agreement’s research plan have terminated.

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

Kymera Therapeutics, Inc.

Date: May 3, 2022	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: May 3, 2022	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer