Form 10-Q
period 2022-06-30
Kymera Therapeutics, Inc.
filed 2022-08-09
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 51,862,959 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing and the success of preclinical and clinical studies under our IRAK4, IRAKIMiD, STAT3 and MDM2 programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$76,914	$47,976
Marketable securities (Note 4)	315,395	394,442
Contract assets	2,370	135
Prepaid expenses and other current assets	8,091	8,720
Total current assets	$402,770	$451,273
Marketable securities, non-current (Note 4)	90,182	125,187
Property and equipment, net (Note 6)	12,748	11,881
Right-of-use assets, operating leases	9,181	9,426
Other non-current assets	2,427	2,022
Restricted cash	6,113	6,116
Total assets	$523,421	$605,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,374	$4,005
Accrued expenses (Note 8)	21,738	22,971
Deferred revenue	59,460	61,739
Operating lease liabilities	2,498	2,461
Finance lease liabilities	1,158	1,138
Other current liabilities	272	228
Total current liabilities	$87,500	$92,542
Non-current liabilities
Deferred revenue, net of current portion	24,071	39,295
Operating lease liabilities, net of current portion	12,708	13,224
Finance lease liabilities, net of current portion	927	1,140
Other non-current liabilities	264	66
Total liabilities	$125,470	$146,267
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021, 51,856,668 and 51,573,924 shares issued at June 30, 2022 and December 31, 2021, respectively; 51,847,049 and 51,536,181 shares outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Additional paid-in capital	707,852	689,275
Accumulated deficit	(305,923)	(228,982)
Accumulated other comprehensive loss	(3,983)	(660)
Total stockholders’ equity	397,951	459,638
Total liabilities and stockholders’ equity	$523,421	$605,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three and six months ended June 30, 2022 and 2021

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration Revenue—from related parties	$11,514	$18,519	$21,136	$37,221
Operating expenses:
Research and development	$41,293	$35,220	$77,238	$61,181
General and administrative	11,031	8,029	21,642	13,939
Total operating expenses	52,324	43,249	98,880	75,120
Loss from operations	(40,810)	(24,730)	(77,744)	(37,899)
Other income (expense):
Interest and other income	594	98	884	217
Interest and other expense	(41)	(28)	(81)	(53)
Total other income:	553	70	803	164
Net loss	$(40,257)	$(24,660)	$(76,941)	$(37,735)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(767)	14	(3,323)	128
Total comprehensive loss	$(41,024)	$(24,646)	$(80,264)	$(37,607)

Net loss	$(40,257)	$(24,660)	$(76,941)	$(37,735)
Net loss per share, basic and diluted	$(0.78)	$(0.55)	$(1.49)	$(0.84)
Weighted average common stock outstanding, basic and diluted	51,772,440	45,094,238	51,712,081	44,873,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2022 and 2021

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at March 31, 2021	44,879,376	$4	$417,096	$(141,840)	$(13)	$275,247
Exercise of stock options	422,471	1	1,470	—	—	1,471
Vesting restricted stock	18,154	—	—	—	—	—
Issuance of shares under employee stock purchase plan	7,680	—	307	—	—	307
Stock-based compensation expense	—	—	5,726	—	—	5,726
Unrealized loss on marketable securities	—	—	—	—	13	13
Net loss	—	—	—	(24,660)	—	(24,660)
Balance as of June 30, 2021	45,327,681	$5	$424,599	$(166,500)	$—	$258,104

Balance at March 31, 2022	51,692,666	$5	$697,597	$(265,666)	$(3,216)	$428,720
Exercise of stock options	120,257	—	377	—	—	377
Vesting restricted stock	13,033	—	—	—	—	—
Issuance of shares under employee stock purchase plan	21,093	—	256	—	—	256
Stock-based compensation expense	—	—	9,622	—	—	9,622
Unrealized loss on marketable securities	—	—	—	—	(767)	(767)
Net loss	—	—	—	(40,257)	—	(40,257)
Balance at June 30, 2022	51,847,049	$5	$707,852	$(305,923)	$(3,983)	$397,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2022 and 2021

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2020	44,482,186	$4	$412,777	$(128,765)	$(128)	$283,888
Exercise of stock options	801,233	1	2,617	—	—	2,618
Vesting restricted stock	36,582	—	—	—	—	—
Issuance of shares under employee stock purchase plan	7,680	—	307	—	—	307
Stock-based compensation expense	—	—	8,898	—	—	8,898
Unrealized gain on marketable securities	—	—	—	—	128	128
Net loss	—	—	—	(37,735)	—	(37,735)
Balance at June 30, 2021	45,327,681	$5	$424,599	$(166,500)	$—	$258,104

Balance at December 31, 2021	51,536,181	5	$689,275	$(228,982)	$(660)	$459,638
Exercise of stock options	262,527	—	826	—	—	826
Vesting restricted stock	27,248		—	—	—	—
Issuance of shares under employee stock purchase plan	21,093	—	256	—	—	256
Stock-based compensation expense	—	—	17,495	—	—	17,495
Unrealized loss on marketable securities	—	—	—	—	(3,323)	(3,323)
Net loss	—	—	—	(76,941)	—	(76,941)
Balance at June 30, 2022	51,847,049	$5	$707,852	$(305,923)	$(3,983)	$397,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(76,941)	$(37,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,495	8,898
Depreciation and amortization	1,392	1,037
Premiums and discounts on available-for-sale marketable securities	1,852	2,511
Changes in operating assets and liabilities:
Prepaid expenses and other assets	630	(91)
Receivables—due from related parties	—	(327)
Contract asset—due from related parties	(2,234)	856
Accounts payable	(1,847)	4,005
Accrued expenses and other current liabilities	(1,720)	4,092
Deferred revenue	(17,503)	(35,455)
Operating lease right-of-use assets	245	197
Operating lease liabilities	(479)	(579)
Other assets and liabilities	(170)	(743)
Net cash used in operating activities	$(79,280)	$(53,334)
Investing activities
Purchase of property and equipment, net	(1,217)	(790)
Purchases of investments	(144,827)	(46,164)
Maturities of investments	253,710	152,000
Net cash provided by investing activities	$107,666	$105,046
Financing activities
Proceeds from stock option exercises	826	2,618
Proceeds from employee stock purchase plan	256	307
Payments of offering costs in connection with initial public offering	—	(397)
Payments on finance leases	(533)	(341)
Net cash provided by financing activities	$549	$2,187
Net increase in cash, cash equivalents and restricted cash	28,935	53,899
Cash, cash equivalents and restricted cash at beginning of period	54,092	32,593
Cash, cash equivalents and restricted cash at end of period	$83,027	$86,492
Supplemental disclosure of cash flow activities
Cash paid for interest	$86	$54
Supplemental disclosure of noncash investing activities
Property and equipment purchases included in accounts payable and accrued expenses	$745	$320
Purchase of property and equipment through finance lease	$340	$1,231
Offering costs included in accrued expenses	$—	$154

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30,
	2022	2021
Cash and cash equivalents	$76,914	$84,903
Restricted cash	6,113	1,589
Total cash, cash equivalents, and restricted cash	$83,027	$86,492

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $305.9 million as of June 30, 2022. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 ("Follow-on Offering"), and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $482.5 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ended December 31, 2022 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2021 Annual Report on Form 10-K.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$56,233	$—	$—	$56,233
Corporate bonds	10,985	—	—	10,985
Marketable securities, current
US treasuries	95,380	—	—	95,380
US government agencies	59,029	—	—	59,029
Corporate bonds	—	160,986	—	160,986
Marketable securities, non-current
US treasuries	33,322	—	—	33,322
US government agencies	29,067	—	—	29,067
Corporate bonds	—	27,793	—	27,793
Restricted cash	6,113	—	—	6,113
Total	$290,129	$188,779	$—	$478,908

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$43,182	$—	$—	$43,182
Marketable securities, current
US treasuries	169,481	—	—	169,481
US government agencies	32,170	—	—	32,170
Corporate bonds	—	192,791	—	192,791
Marketable securities, non-current
US treasuries	17,172	—	—	17,172
US government agencies	47,363	—	—	47,363
Corporate bonds	—	60,652	—	60,652
Restricted cash	6,116	—	—	6,116
Total	$315,484	$253,443	$—	$568,927

During the six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at June 30, 2022 and December 31, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2022
US treasury securities	$129,398	$41	$(737)	$128,702
US government agencies	89,572	—	(1,477)	88,095
Corporate securities	190,582	2	(1,804)	188,780
Total	$409,552	$43	$(4,018)	$405,577

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
US treasury securities	$186,700	$—	$(45)	$186,655
US government agencies	79,657	—	(125)	79,532
Corporate securities	253,929	1	(488)	253,442
Total	$520,286	$1	$(658)	$519,629

As of June 30, 2022, the Company held 119 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $381.9 million. As of December 31, 2021, the Company held 113 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $515.4 million.

As of June 30, 2022, the Company had 92 securities with a fair value of $315.4 million with a contractual maturity of less than 12 months and 41 securities with a fair value of $90.2 million with a contractual maturity of greater than 12 months. As of December 31, 2021, the Company had 79 securities with a fair value of $394.4 million with a contractual maturity of less than 12 months and 37 securities with a fair value of $125.2 million with a contractual maturity of greater than 12 months. There were no sales of marketable securities during the six months ending June 30, 2022 and 2021.

The Company is required to determine whether a decline in the fair value below the amortized cost basis of available-for-sale securities is due to credit-related factors. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of June 30, 2022 and December 31, 2021.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to the Company an upfront payment of $150.0 million. The Company will also be reimbursed for certain research activities for a certain backup degrader under the IRAK4 program as well as contract manufacturing costs for the lead 474 program, unless certain criteria are not met for an initial IRAK4 degrader. In addition to the upfront payment and the reimbursements, the Company is eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. The Company will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. The Company will be eligible to receive tiered royalties for each program on net sales ranging from the high-single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligations have not been fully satisfied as of June 30, 2022. In the three months ended June 30, 2022, the Company recognized $8.4 million in revenue under the Sanofi Agreement, of which $5.8 million was associated with Collaboration Target 1 and $2.6 million was associated with Collaboration Target 2. In the six months ended June 30, 2022, the Company recognized $15.0 million in revenue under the Sanofi Agreement, of which $10.0 million was associated with Collaboration Target 1 and $5.0 million was associated with Collaboration Target 2. In the three months ended June 30, 2021, the Company recognized $14.4 million in revenue under the Sanofi Agreement, of which $12.0 million was associated with Collaboration Target 1 and $2.4 million was associated with Collaboration Target 2. In the six months ended June 30, 2021, the Company recognized $26.0 million in revenue under the Sanofi Agreement, of which $21.5 million was associated with Collaboration Target 1 and $4.5 million was associated with Collaboration Target 2. Of the $15.0 million of revenue recognized in the six months ended June 30, 2022 , $11.4 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2021. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2022 and December 31, 2021 is $70.4 million and $81.8 million, respectively. During the six months ended June 30, 2022, the Company received $1.4 million in cost reimbursement payments. No milestone or royalty payments have been received under the Sanofi Agreement. As of June 30, 2022, the Company recorded a contract asset for unbilled accounts receivable of $2.4 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the second quarter of 2022. As of June 30, 2022, the Company did not have any amounts recorded in accounts receivable under the Sanofi Agreement. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 1.8 years as of June 30, 2022.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as June 30, 2022. During the three months ended June 30, 2022 and 2021, the Company recognized $3.1 million and $4.1 million, respectively, under the Vertex Agreement. During the six months ended June 30, 2022 and 2021, the Company recognized $6.1 million and $11.2 million, respectively, under the Vertex Agreement. All $6.1 million of revenue recognized in the six months ended June 30, 2022 was recognized from amounts that were recorded in deferred revenue as of December 31, 2021. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at June 30, 2022 and December 31, 2021 is $13.1 million and $19.2 million, respectively. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term, which is a maximum of 1.0 year as of June 30, 2022.

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

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the six months ended June 30, 2022 (in thousands):

	Balance at December 31, 2021	Additions	Deductions	Balance at June 30, 2022
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$1,398	$(1,398)	$—
Unbilled receivables - Sanofi	135	3,633	(1,398)	2,370
Total accounts receivable and contract assets	$135	$5,031	$(2,796)	$2,370
Contract liabilities:
Deferred revenue - Vertex	$19,212	$—	$(6,111)	$13,101
Deferred revenue - Sanofi	81,822	3,633	(15,025)	70,430
Total contract liabilities	$101,034	$3,633	$(21,136)	$83,531

6. Property and Equipment

Property and equipment consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Lab and office equipment under finance right-of-use asset	$3,969	$3,969
Lab equipment	3,327	2,805
Computer equipment	324	273
Furniture & fixtures	1,064	943
Leasehold improvements	7,760	7,741
Assets not yet in service	1,611	66
Total property and equipment	18,055	15,797
Less accumulated depreciation	(5,307)	(3,916)
Property and equipment, net	$12,748	$11,881

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.7 million and $0.6 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1.4 million and $1.0 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $4.0 million (exclusive of $0.3 million which has yet to be placed into service) and $4.0 million and accumulated amortization expense of $2.0 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively.

Amortization expense related to right-of-use assets during the three months ended June 30, 2022 and 2021 was $0.3 million and $0.2 million, respectively. Amortization expense related to right-of-use assets during the six months ended June 30, 2022 and 2021 was $0.6 million and $0.4 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “the 2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is recorded in restricted cash as of June 30, 2022 and December 31, 2021.

In December 2021, the Company entered into a noncancelable lease (the "2021 Lease") for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company expects to begin occupying in November 2023. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of June 30, 2022 and December 31, 2021. The Company also paid first month’s rent of $0.8 million upon execution of the 2021 Lease in December 2021 which is classified as other non-current assets as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company has not taken control of the space associated with the 2021 Lease and therefore, the Company has not recorded a right of use asset or lease liability related to the space as of June 30, 2022.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$524	$524	$1,047	$1,047
Finance lease costs:
Amortization of right-to-use assets, finance leases	279	193	558	371
Interest expense for finance lease liabilities	40	21	86	37
Variable lease costs	244	153	573	385
Total lease costs	$1,087	$891	$2,264	$1,840

Supplemental cash flow information relating to the Company’s leases for the six months ended June 30, 2022 and 2021, were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,281	$1,428
Operating cash flows used in finance leases	$489	$350
Financing cash flows used in finance leases	$86	$37

Weighted average remaining lease terms and discount rates as of June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
Remaining lease term:
Operating lease	7.84 years	8.84 years
Finance lease	1.79 years	2.68 years
Discount Rate:
Operating lease	10.50%	10.50%
Finance lease	8.74%	8.51%

The undiscounted future lease payments for operating and finance leases as of June 30, 2022, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2022 (excluding the first and second quarters)	$1,300	$628
2023	2,659	1,097
2024	2,732	473
2025	2,814	64
2026	2,898	—
Thereafter	10,027	—
Total minimum lease payments	22,430	2,262
Less amounts representing interest or imputed interest	(7,224)	(177)
Present value of lease liabilities	$15,206	$2,085

Excluded from the table above are all future payments related to the 2021 Lease.

8. Accrued Expenses

Accrued expenses consist of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Research and development expenses	$15,700	$15,169
Payroll and payroll-related	3,745	6,033
Professional fees	1,654	1,417
Other	639	352
Accrued expenses	$21,738	$22,971

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2022 or December 31, 2021.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2022, there were an aggregate of 3,702,479 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2022, there were an aggregate 1,282,669 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the six months ended June 30, 2022 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,239,182	$23.91	8.56	$246,933
Granted	1,500,116	37.15
Exercised	(262,527)	3.15
Forfeited	(328,976)	32.05
Outstanding at June 30, 2022	7,147,795	$27.08	8.42	$44,540
Exercisable at June 30, 2022	2,806,783	$19.68	7.95	$25,334

The intrinsic value of stock options exercised during the three months ended June 30, 2022 and 2021 was $2.4 million and $17.1 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $8.7 million and $37.1 million, respectively.

The weighted-average fair value of options granted during the three months ended June 30, 2022 and 2021 was $13.48 and $26.99, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2022 and 2021 was $21.08 and $28.66, respectively.

As of June 30, 2022, the total unrecognized stock-based compensation expense for unvested stock options was $75.2 million, with a weighted average recognition period of 2.5 years.

The following table outlines our equity-based compensation expense for stock options for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$4,346	$2,821	$8,035	$4,458
General and administrative	4,726	2,792	8,638	4,226
Total equity-based compensation	$9,072	$5,613	$16,673	$8,684

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.90	5.87	5.83	5.83
Volatility	62%	65%	62%	66%
Risk-free interest rate	3.00%	1.05%	1.87%	0.90%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity during the six months ended June 30, 2022 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2021	37,745	$1.60
Granted	276,902	24.06
Vested	(27,248)	1.60
Forfeited	(5,438)	32.58
Unvested at June 30, 2022	281,961	$23.05

The Company granted 178,925 shares of restricted common stock during the three months ended June 30, 2022. The Company granted 276,902 shares of restricted common stock during the six months ended June 30, 2022. No restricted stock awards were granted during the three and six months ended June 30, 2021. As of June 30, 2022, the total unrecognized stock-based compensation expense for unvested restricted stock was $6.0 million with a weighted average recognition period of 2.9 years.

During the three months ended June 30, 2022 the Company recognized approximately $0.4 million of expense for restricted stock of which $0.3 million and $0.1 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2022 the Company recognized approximately $0.5 million for restricted stock of which $0.4 million and $0.1 million was recorded in research and development and general and administrative expense, respectively. During the three months ended June 30, 2021, the Company recognized an immaterial amount of equity-based compensation expense for restricted stock. During the six months ended June 30, 2021, the Company recognized $0.1 million for restricted stock of which approximately $0.1 million and an immaterial amount were included in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$4,765	$2,917	$8,670	$4,642
General and administrative	4,857	2,809	8,825	4,256
Total equity-based compensation	$9,622	$5,726	$17,495	$8,898

11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements.

12. Income Taxes

Income taxes for the three and six months ended June 30, 2022 and 2021 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three and six months ended June 30, 2022 and 2021, no income tax was recorded.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(40,257)	$(24,660)	$(76,941)	$(37,735)

Denominator:
Weighted average common shares outstanding, basic and diluted	51,772,440	45,094,238	51,712,081	44,873,083
Net loss per share, basic and diluted	$(0.78)	$(0.55)	$(1.49)	$(0.84)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2022	2021
Unvested restricted stock	281,961	73,522
Options to purchase common stock	7,147,795	6,812,989
Total	7,429,756	6,886,511

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD. Our current clinical stage programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. In February 2021, we initiated the single ascending dose, or SAD, portion of our Phase 1 trial of KT-474 in adult healthy volunteers. In July 2021, we initiated the multiple ascending dose, or MAD, portion of the Phase 1 trial of KT-474 in healthy volunteers. We completed dose escalation in the SAD and MAD portions of this Phase 1 trial in December 2021. We completed a single dose, food-effect cohort to establish the dose for the patient cohort, or Part C, of the KT-474 Phase 1 trial. Part C has commenced dosing and includes hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients. With respect to our IRAK4 program, we are collaborating with Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. In November 2021, we announced that we received FDA clearance of our investigational new drug application, or IND, to evaluate our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing. In November 2021, we also announced that we received FDA clearance of our IND, to evaluate our IRAKIMiD degrader, KT-413, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). Patient enrollment and dosing are ongoing. Our next program, currently in IND-enabling activities, is a degrader against the E3 ligase MDM2. Our MDM2 degrader has been developed to stabilize the tumor suppressor p53 and address a wide variety of p53 wild type tumor types in both solid tumors and hematologic malignancies.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $100.2 million, $45.6 million for the years ended December 31, 2021 and 2020, respectively. We reported net losses of $40.3 million and $76.9 million for the three and six months ended June 30, 2022 respectively, and $24.7 million and $37.7 million for the three and six months ended June 30, 2021, respectively. In addition, as of June 30, 2022 and December 31, 2021 we had an accumulated deficit of $305.9 million and $229.0 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $482.5 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

Results of Operations

Comparison of three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021
	(in thousands)
Revenue—from related parties	$11,514	$18,519	$(7,005)
Operating expenses:
Research and development	41,293	35,220	6,073
General and administrative	11,031	8,029	3,002
Total operating expenses	52,324	43,249	9,075
Loss from operations	(40,810)	(24,730)	(16,080)
Other income, net	553	70	483
Net loss	$(40,257)	$(24,660)	$(15,597)

Collaboration revenue

We recognize revenue under each of the Vertex Agreement and Sanofi Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Vertex Agreement and Sanofi Agreement.

Collaboration revenues were $11.5 million for the three months ended June 30, 2022, of which $8.4 million and $3.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $18.5 million for the three months ended June 30, 2021, of which $14.4 million and $4.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended June 30,		Change
	2022	2021
	(in thousands)
External research and development costs:
IRAK4	$3,940	$6,339	$(2,399)
IRAKIMiD	1,528	3,920	(2,392)
STAT3	2,070	2,913	(843)
MDM2	3,857	—	3,857
Other	11,372	8,803	2,569
Internal research and development costs	18,526	13,245	5,281
Total research and development expenses	$41,293	$35,220	$6,073

Research and development expenses were $41.3 million for the three months ended June 30, 2022, compared to $35.2 million for the three months ended June 30, 2021. The increase of $6.1 million was primarily due to an increase of $6.5 million related to IND-enabling studies for our MDM2 program and increased investment in our pipeline and platform, primarily offset by a $5.7 million reduction in direct expenses related to our clinical activities for IRAK4, IRAKIMiD and STAT3 programs. We also had a $5.3 million increase in personnel, stock-based compensation, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $11.0 million for the three months ended June 30, 2022, compared to $8.0 million for the three months ended June 30, 2021. The increase of $3.0 million was primarily due to increases in legal and professional service fees and an increase in facility and other expenses to support our growth as a public company as well as increased personnel expenses, including stock-based compensation expense, attributable to increases in headcount.

Other Income, Net

Other income, net was $0.6 million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. The $0.5 million increase was primarily due to the prevailing interest rates in the respective periods.

Comparison of six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021
	(in thousands)
Revenue—from related parties	$21,136	$37,221	$(16,085)
Operating expenses:
Research and development	77,238	61,181	16,057
General and administrative	21,642	13,939	7,703
Total operating expenses	98,880	75,120	23,760
Loss from operations	(77,744)	(37,899)	(39,845)
Other income, net	803	164	639
Net loss	$(76,941)	$(37,735)	$(39,206)

Collaboration revenue

We recognize revenue under each of the Vertex Agreement and Sanofi Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Vertex Agreement and Sanofi Agreement.

Collaboration revenues were $21.1 million for the six months ended June 30, 2022, of which $15.0 million and $6.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $37.2 million for the six months ended June 30, 2021, of which $26.0 million and $11.2 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Six Months Ended June 30,		Change
	2022	2021
	(in thousands)
External research and development costs:
IRAK4	$7,701	$11,353	$(3,652)
IRAKIMiD	2,630	6,803	(4,173)
STAT3	3,594	4,486	(892)
MDM2	6,542	—	6,542
Other	21,182	16,007	5,175
Internal research and development costs	35,589	22,532	13,057
Total research and development expenses	$77,238	$61,181	$16,057

Research and development expenses were $77.2 million for the six months ended June 30, 2022, compared to $61.2 million for the six months ended June 30, 2021. The increase of $16.1 million was primarily due to an increase of $11.7 million related to IND-enabling studies for our MDM2 program and increased investment in our pipeline and platform, primarily offset by a $8.7 million reduction in direct expenses related to our clinical activities for IRAK4, IRAKIMiD and STAT3 programs. We also had a $13.1 million increase in personnel, stock-based compensation, occupancy and related costs due to increases in employee headcount in the research and development functions.

General and administrative expenses

General and administrative expenses were $21.6 million for the six months ended June 30, 2022, compared to $13.9 million for the six months ended June 30, 2021. The increase of $7.7 million was primarily due to increases in legal and professional service fees and an increase in facility and other expenses to support our growth as a public company as well as increased personnel expenses, including stock-based compensation expense, attributable to increases in headcount.

Other Income, Net

Other income, net was $0.8 million for the six months ended June 30, 2022, compared to $0.2 million for the six months ended June 30, 2021. The $0.6 million increase was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our IPO, Follow-on Offering, sale of our Convertible Preferred Stock and collaboration agreements. To date, we have received gross proceeds of $877.1 million from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, and our July 2021 follow-on offering and concurrent private placement, and through our collaborations with Vertex, and Sanofi. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $482.5 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of June 30, 2022.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(79,280)	$(53,334)
Cash provided by investing activities	107,666	105,046
Cash provided by financing activities	549	2,187
Net increase in cash, cash equivalents and restricted cash	$28,935	$53,899

Cash Flow used in Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $79.3 million, primarily resulting from our net loss of $76.9 million during the period, the $17.5 million change in deferred revenue under our Sanofi and Vertex collaboration agreements, and a $5.6 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable and accrued expenses. These were offset by adjustments for non-cash items of $20.7 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available-sale-securities).

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

Cash Flow provided by Investing Activities

During the six months ended June 30, 2022, cash provided by investing activities was $107.7 million comprised of maturities of marketable securities of $253.7 million offset by purchases of marketable securities of $144.8 million and purchases of property and equipment of $1.2 million.

During the six months ended June 30, 2021, cash provided by investing activities was $105.0 million, comprised of maturities of marketable securities of $152.0 million offset by purchases of marketable securities of $46.2 million and purchases of property and equipment of $0.8 million.

Cash Flow provided by Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.5 million, primarily consisting of $1.0 million in proceeds from the exercise of employee stock options and the issuance of shares under our employee stock purchase plan, offset by finance lease payments of $0.5 million.

During the six months ended June 30, 2021, net cash provided by financing activities was $2.2 million, primarily consisting of $2.6 million in proceeds from the exercise of employee stock options and $0.3 million in proceeds from the issuance of shares under our employee stock purchase plan offset by the payment of $0.4 million in offering costs related to our August 2020 IPO and finance lease payments of $0.3 million.

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

We believe the existing cash, cash equivalents and marketable securities of $482.5 million as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD, STAT3 and MDM2 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 24, 2022.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2022, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation in 2015 and our initial funding in 2016, our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our drug discovery technology, developing our pipeline, building our intellectual property portfolio, undertaking preclinical studies and conducting Phase 1 clinical trials of our product candidates. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current product candidates. Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the ongoing COVID-19 pandemic. We will need to transition from a company with a research and development focus to a company capable of supporting late-stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our initial public offering and follow-on offering. From our inception through June 30, 2022, we raised an aggregate of $877.1 million of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi, and Vertex Pharmaceuticals Incorporated, or Vertex. As of June 30, 2022, our cash and cash equivalents and investments were $482.5 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $305.9 million as of June 30, 2022. For the years ended December 31, 2021, 2020 and 2019, we reported net losses of $100.2 million, $45.6 million and $41.2 million, respectively. We reported net losses of $40.3 million and $76.9 million for the three and six months ended June 30, 2022 respectively, and $24.7 million and $37.7 million for the three and six months ended June 30, 2021, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of June 30, 2022, we had approximately $482.5 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company, were approximately $199.8 million. Concurrent with the IPO, the Company announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to the Company from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. We expect that the approximately $482.5 million of cash and cash equivalents and investments at June 30, 2022 will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Our PegasusTM platform utilizes a method known as targeted protein degradation, or TPD, to discover and develop product candidates. Our future success depends on the successful development of this novel therapeutic approach. No product candidate using a heterobifunctional degrader has been approved in the United States or Europe, and the data underlying the feasibility of developing such therapeutic products is both preliminary and limited. In addition, we have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully achieve TPD with a therapeutic result requires the successful development of heterobifunctional molecules that were intentionally designed with a rational drug development process and developing those molecules with the right combination of protein targets and E3 ligases. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover degraders by matching the right target with the ideal E3 ligase and the right linker in a timely manner, or at all. We have commenced Phase 1 clinical trials of KT-474, KT-413 and KT-333, but we have not yet assessed safety of any other product candidates in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates, including our IRAK4, IRAKIMiD, STAT3 and MDM2 programs. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with hidradenitis suppurativa (HS) or atopic dermatitis (AD). The program was initially placed on partial clinical hold regarding the multiple ascending dose (MAD) portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial. In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results. As a result, in July 2021, we initiated enrollment in the MAD portion of the Phase 1 trial of KT-474, including healthy volunteers. We completed dose escalation in the SAD and MAD portions of this Phase 1 trial in December 2021. We completed a single dose, food-effect cohort to establish the dose for the patient cohort, or Part C, of the KT-474 Phase 1 trial. Part C has commenced dosing and includes HS and AD patients.

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

We are in early clinical development with KT-474, KT-413 and KT-333 and have not evaluated any other product candidates in human clinical trials. Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for inflammatory and autoimmune diseases, cancer or other diseases, it is likely that there may be adverse side effects associated with the use of our product candidates. Additionally, a potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in itself could cause adverse events, undesirable side effects, or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for degradation could be degraded using our degrader molecules in any of our current or future clinical studies. There is also the potential risk of delayed adverse events following treatment using any of our current or future product candidates.

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

Additionally, our planned or future clinical trials may utilize an “open-label” trial design, such as the open-label patient portion of our Phase 1 clinical trials of KT-474, KT-413 and KT-333. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

We have obtained orphan drug designation for one of our product candidates. We may also seek Orphan Drug Designation for certain of our other current or future product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

The FDA has granted Orphan Drug Designation for KT-333 for the treatment of peripheral T cell lymphoma. As part of our business strategy, we may also seek Orphan Drug Designation for certain indications of our other current or future product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

As of June 30, 2022, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 61 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

As of June 30, 2022, we had 160 full-time employees, and we will continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Risks Related to Our Common Stock

The price of our common stock has been and may continue to be volatile and fluctuate substantially, and investors may lose all or part of their investment.

Our stock price has been volatile and may continue to be subject to wide fluctuations in response to various factors. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may lose all or part of your investment. The market price for our common stock may be influenced by many factors, including:

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

As of June 30, 2022, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 63% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Kymera Therapeutics, Inc.

Date: August 9, 2022	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: August 9, 2022	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer