Form 10-K
period 2022-12-31
Kymera Therapeutics, Inc.
filed 2023-02-23
CIK 1815442

fig`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executiveoﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2022, was $792.0 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2023 was 55,183,644.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K

i

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
•
Business interruptions resulting from the ongoing coronavirus disease (COVID-19) pandemic, similar public health crises, or geo-political actions could cause a disruption to our supply chain or the development of our product candidates and adversely impact our business.
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
•
We rely, and expect to continue to rely, on third parties to conduct our ongoing and planned preclinical studies and clinical trials for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our current and potential future product candidates and our business could be substantially harmed.
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
•
the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates, within expected timeframes, if at all;
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
•
the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
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

PART I

Item 1. Business.

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, enables us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or have been inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD.

Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. Our current clinical stage programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our fourth clinical program, MDM2, targets both solid and hematologic malignancies.

With respect to our IRAK4 program, we are collaborating with Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of IL-1R/TLR-driven immunology-inflammation conditions and diseases with high unmet medical need, including hidradenitis suppurativa, or HS, an inflammatory skin disease, as well as atopic dermatitis, or AD, and potentially other indications. We have completed our Phase 1 trial of KT-474, which included a single ascending dose, or SAD, portion, a multiple ascending dose, or MAD, portion and a single dose, food-effect cohort to establish the dose for the patient cohort, or Part C, in patients with HS and AD. In December 2022, Sanofi notified us of its intent to advance KT-474 into Phase 2 clinical trials. Phase 2 clinical trials of KT-474 will initially investigate its potential in HS and AD, with the clinical trial for the first indication initiating in 2023. With respect to our oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023. We are also evaluating KT-413, our IRAKIMiD degrader, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023. In December 2022, we received FDA clearance for our investigational new drug, or IND, application to evaluate our MDM2 degrader, KT-253, in a Phase 1 clinical trial. KT-253 has been developed to stabilize the tumor suppressor p53 and address a wide variety of p53 wild type tumor types in both solid tumors and hematologic malignancies. We plan to initiate our Phase 1 clinical trial of KT-253 in early 2023.

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
•
Continue to build a broad and diverse pipeline of novel protein degraders. Guided by our drug development principles and the learnings from our IRAK4, IRAKIMiD, STAT3 and MDM2 programs, we intend to continue to identify therapeutic targets that have disruptive therapeutic potential and are predicted to be well-suited for a TPD approach. Given the unique genetic profiles in some of the patient populations that we aim to serve, we plan to continue to leverage a precision medicine approach to help identify patients with the highest probability of responding to our degrader drug candidates. The capabilities of our discovery platform, such as our expanded toolbox that includes E3 ligases beyond the two predominantly used in the field today, cereblon and von Hippel-Lindau, or VHL, enable us to pursue targets linked to a wider range of indications.
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

Figure 2. Natural Protein Degradation Through Ubiquitin-Proteasome System.

1
Substrate Protein
2
Ubiquitin
E3
E2
Ubiquitin chain
3
Peptides from
Degraded Protein
Proteasome

Targeted protein degradation is a new modality that co-opts this innate cellular process. The core of the TPD modality consists of a small molecule (shown in magenta in Figure 3 below) that we refer to as a heterobifunctional degrader. The role of this heterobifunctional degrader molecule is to mediate a “new” interaction through the formation of a ternary complex between a disease-causing protein and an E3 ligase. The E3 ligase tags the protein target for degradation by attaching a series of ubiquitin, and the proteasome recognizes the tagged protein and degrades it into small peptides.

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

Our PegasusTM Platform

Our proprietary drug discovery platform, called PegasusTM, enables us to rationally design targeted protein degraders that have the potential to drug all target classes in the cell. Our approach is rooted in an understanding of the relationship between E3 ubiquitin ligases and target proteins, which allows us to identify the properties that make a target both ligandable and degradable, and determine how multiple factors impact potency, selectivity, pharmacokinetics, or PK, and pharmacodynamics, or PD. Key components of our platform include our E3 ligase ligand toolbox, our understanding of degradation across healthy and diseased tissue types, our proprietary chemistry and our Center for Molecular Glue Discovery.

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

•
Center for Molecular Glue Discovery. Our Center for Molecular Glue Discovery is focused on identifying novel tissue restricted or selective E3 ligases, beyond traditional cereblon/IMiD interactions, that enable the design of molecules that target both undrugged and un-ligandable proteins through small molecule interactions.

Our Therapeutic Pipeline

Our current clinical-stage programs are IRAK4, IRAKIMiD, STAT3 and MDM2, which each focus on a single critical signaling node within the genetically and clinically validated IL-1R/TLR, JAK/STAT and p53 pathways.

We completed our Phase 1 clinical trial for KT-474 in October 2022. Patient enrollment and dosing are ongoing for our Phase 1 clinical trials for KT-333 and KT-413. In December 2022, we announced we received FDA clearance of our IND to evaluate our MDM2 degrader, KT-253 and we expect to start enrollment in the Phase 1 study in early 2023.

The following table summarizes our clinical stage pipeline. We also have multiple programs in earlier stages of development and are exploring targets in therapeutic areas outside of our core areas of focus:

Our IRAK4, IRAKIMiD, STAT3 and MDM2 Programs

We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of IL-1R/TLR-driven immunology-inflammation conditions and diseases with high unmet medical need, including HS, an inflammatory skin disease, as well as AD and RA. We have chosen to pursue IRAK4 degradation due to the well-validated role of the IL-1R/TLR pathway in immunology and inflammation and the potential advantage that drugging a single node of multiple different mediators of inflammation has over other approaches focused on targeting one of many cytokines that stimulate the IRAK4 node. IRAK4 is a critical node in the IL-1R/TLR signaling pathway, which is dependent on both IRAK4’s kinase activity and scaffolding function. We have observed through our in vitro and in vivo studies that KT-474 induces IRAK4 degradation, impacting both the kinase and the scaffolding functions, and therefore can efficiently and selectively block IL-1R/TLR-mediated inflammation in a way we believe to be superior to IRAK4 kinase inhibitors. We therefore believe KT-474 has the potential to improve outcomes over current treatment options as well as other drugs currently in development. The dose escalation in the SAD and MAD portions of this Phase 1 trial in healthy volunteers was completed in December 2021. In October 2022, we announced that we had completed the patient cohort, or Part C, of the KT-474 Phase 1 trial, which included hidradenitis suppurativa, or HS, and atopic dermatitis, or AD, patients. We are collaborating with Sanofi on the development of drug candidates targeting IRAK4 outside of oncology and immuno-oncology fields, and in December 2022, Sanofi notified us of its intent to advance KT-474 into Phase 2 clinical trials in patients with HS and AD . See “Business—Collaborations—Collaboration Agreement with Sanofi.”

We are developing another group of IRAK4 degraders, which we call IRAKIMiDs, with a unique profile that combines the activity of IRAK4 degradation and immunomodulatory imide drugs, or IMiDs, for the treatment of MYD88-mutated diffuse large B-cell lymphoma, or DLBCL. In oncology, IRAK4 is an obligate protein in MYD88 signaling and this activated mutation is well characterized to drive oncogenesis. IMiDs are a class of drugs that degrade zinc-finger transcription factors, such as Ikaros and Aiolos, resulting in the restoration of Type 1 interferon, or Type 1 IFN, signaling pathway which is relevant in treating lymphoma. Our IRAKIMiDs combine the activity of the IMiDs with IRAK4 degradation in a single agent and address both the IL-1R/TLR and the Type 1 IFN pathways synergistically and in doing so are designed to produce broad activity against MYD88-mutant lymphomas. In animal models, we have demonstrated that this combination in a single agent is superior to co-administering IRAK4 and IMiD agents. We believe this will be the first precision medicine in lymphoma to target a genetically defined population, which accounts for approximately 25% of DLBCL patients. We have observed that the functional synergy between the degradation of IRAK4 and IMiD activity results in broad activity against MYD88-mutant lymphomas in vitro and in mouse xenograft models, leading to rapid, complete and sustained tumor regressions, even when dosed intermittently. Further, we have seen additive and synergistic activity in vivo combining IRAKIMiD with ibrutinib (BTK), venetoclax (BCL-2 inhibitor), and rituximab (anti-CD20 monoclonal antibody), which are important back-bone therapies in these B cell lymphomas. We are currently evaluating our IRAKIMiD degrader, KT-413, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 DLBCL. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023.

We are developing our selective STAT3 degraders for the treatment of hematological malignancies and solid tumors, as well as autoimmune diseases and fibrosis. STAT3 is a transcription factor activated through a variety of different cytokine and growth factor receptors via janus kinases, or JAKs, as well as through oncogenic fusion proteins and mutations in STAT3 itself. We believe the diverse functions of STAT3 in tumor biology, evasion of immune surveillance by tumor cells, and inflammation and fibrosis provide opportunities to address a wide variety of high unmet need disease indications through the targeting of a single genetically and clinically validated pathway. While the JAK-STAT pathway has been partially addressed with several clinically successful JAK-targeting agents, we believe there are currently no drugs that specifically affect STAT3 broadly across all the relevant cell types. Small molecule STAT3 dimerization inhibitors targeting the SH2 domain have been in development, but significant challenges remain: first, homology of SH2 domains among all STAT family members impacts the ability to achieve specificity for STAT3, and second, inability to block dimerization independent transcriptional activities of STAT3. For these reasons, we believe that STAT3 degraders may provide a transformative solution to the development of targeted and selective drugs to address multiple STAT3 dependent pathologies. We are currently evaluating our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023.

We are developing degraders that target MDM2 for the treatment of solid tumors and hematological malignancies. MDM2 is the crucial regulator of the most common tumor suppressor, p53, which remains intact (or wild type) in more than 50% of cancers. Unlike small molecule inhibitors, our MDM2 degrader, KT-253, has been shown preclinically to have the ability to overcome the MDM2 feedback loop and rapidly induce apoptosis, even with brief exposures. In December 2022, we announced that we received clearance from the FDA for our IND for KT-253. We plan to initiate a Phase 1 clinical trial of KT-253 in early 2023, which is designed to evaluate the safety, tolerability, PK/PD and clinical activity of KT-253 in adult patients with liquid and solid tumors.

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

Undrugged Targets (UD). We are also exploring targets that are traditionally undrugged using other technologies. In some instances, ligands to these targets may exist and, while inadequate on their own for inhibition, have potential to serve as part of a heterobifunctional targeted protein degraders. In other instances, undrugged targets may have no known ligands and potentially no accessible small molecule binding sites which may make them poor candidates for both inhibitors and current heterobifunctional molecules. In these instances, we are pursuing a molecular glue approach in which a new surface on an E3 ligase is created via a small molecule with potential to engage the protein target of interest through a specific protein-protein interaction. An example of a target we are pursuing in this category is STAT3.

Tissue Restricted (TR). The final category of targets includes targets which can uniquely be accessed using our proprietary human whole body E3 ligase Atlas. Our efforts here are focused on systematically identifying tissue sparing and tissue selective E3 ligases, which enables us to access clinically validated targets where on-target, unwanted pharmacology limits the clinical utility of small molecule inhibitors. We are currently working on several programs, at different stages of development, pursuing tissue restricted or selective degradation.

Figure 4. Our Approach to Target Selection

Our Programs

IRAK4 Degrader for IL-1R/TLR-driven Immunology-inflammation Diseases

Summary

We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of IL-1R/TLR-driven immune-inflammatory conditions and diseases with high unmet medical need, including HS, AD, RA and others. We have chosen to pursue IRAK4 degradation due to the well-validated role of the IL-1R/TLR pathway in immunology and inflammation and the potential advantage that drugging a single node of multiple different mediators of inflammation has over other approaches focused on targeting one of many cytokines that stimulate the IRAK4 node. IRAK4 is a critical node in the IL-1R/TLR signaling pathway, which is dependent on both IRAK4’s kinase activity and scaffolding function. We have observed through our in vitro and in vivo studies that KT-474 induces IRAK4 degradation, impacting both the kinase and the scaffolding functions, and therefore can selectively block IL-1R/TLR-mediated inflammation in a way we believe to be superior to IRAK4 kinase inhibitors. We therefore believe KT-474 has the potential to improve outcomes over current treatment options as well as other drugs currently in development. The dose escalation in the SAD and MAD portions of this Phase 1 trial in healthy volunteers was completed in December 2021. In October 2022, we announced that we had completed the patient cohort, or Part C, of the KT-474 Phase 1 trial, which included HS and AD patients. We are collaborating with Sanofi on the development of drug candidates targeting IRAK4 outside of oncology and immuno-oncology fields, and in December 2022, Sanofi notified us of its intent to advance KT-474 into Phase 2 clinical trials in patients with HS and AD initially potentially followed by other indications. See the section entitled “Business—Collaborations—Collaboration Agreement with Sanofi” appearing elsewhere in this Annual Report for more information.

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

Figure 6. IL-1 Family Cytokines

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

Atopic Dermatitis

AD is a chronic, pruritic inflammatory skin disease that occurs most frequently in children but also affects adults. In the major global markets, the diagnosed prevalence of AD is estimated over 60 million patients, with approximately 40%, or 24 million, falling into the moderate-to-severe category. AD follows a chronic relapsing course over month to years, with dry skin and severe pruritus as the primary symptoms, sometimes accompanied by skin thickening from chronic scratching and fissuring. AD is treated symptomatically with topical therapies, including emollients, corticosteroids, and phosphodiesterase inhibitors. The lone FDA-approved systemic treatment is the IL-4Ra targeting antibody dupilumab, though only approximately 40% of moderate-to-severe disease patients met the primary endpoint in its Phase 3 trials, leaving a significant percentage of patients who are currently underserved.

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

Rheumatoid Arthritis

RA, an additional potential indication for our IRAK4 degrader, is the most common inflammatory arthritis, affecting approximately 5 million individuals in the 7 major markets worldwide, with a prevalence of 0.7% of the U.S. population. The synovial inflammation characteristic of RA is driven by Th1 and Th17 immune responses with production of TNF-a and IL-1 family cytokines, including IL-1, IL-18 and IL-33, IL-6 and IL-17. Multiple therapies targeting the IL-1R/TLR pathway are approved for RA, and recently an IRAK4 kinase inhibitor (PF-06650833) has shown clinical activity comparable to the JAK inhibitor tofacitinib and a favorable safety profile in a randomized, placebo-controlled Phase 2b study in RA patients with inadequate response to methotrexate. Based on these early signs of activation, we believe a degrader-based approach which impacts both the kinase activity and the scaffolding function of IRAK4 may have the potential for a more transformative effect on the disease.

Clinical Studies and Data

In December 2021, we completed dose escalation in the SAD and MAD portions of the KT-474 Phase 1 trial. The following figure summarizes the trial design of the healthy volunteer portion of the trial.

Figure 7: KT-474 Healthy Volunteer Study

The summary of key findings in the healthy volunteer portion of the KT-474 clinical trial included:

•
IRAK4 was reduced to near the lower limit of quantification using Mass Spectrometry
•
Degradation was associated with up to 85% inhibition of multiple disease-relevant cytokines and chemokines in ex vivo TLR stimulation assay at the 100 mg dose level
•
Dose-dependent IRAK4 degradation in skin exceeded 50%
•
KT-474 was generally well tolerated at doses up to 200 mg, with no serious adverse events

Following the healthy volunteer portion of the trial, we completed a single dose, food-effect cohort to establish the dose for the patient cohort, or Part C, of the KT-474 Phase 1 trial, which included HS and AD patients and which was completed in October 2022.

Part C enrolled 21 patients, the demographics of which are shown below in Figure 8.

Figure 8: KT-474 Part C Baseline Demographics

The Part C baseline disease characteristics are shown below in Figure 9. One HS patient withdrew for personal reasons after dose 4, and one AD patient withdrew for personal reasons after dose 5.

Figure 9: KT-474 Part C Baseline Disease Characteristics

As shown below in Figure 10, the KT-474 plasma PK at the 75 mg once daily (QD) dose (in the fed state) in patients was comparable to healthy volunteers in the MAD portion of the Phase 1 clinical trial who received 100 mg once daily in the fasted state, the MAD cohort which we refer to as MAD3. Additionally, mean Cmax (6-hour post dose concentration) and Ctrough (pre-dose concentration) levels at steady state in Part C were in line with MAD3 levels at Day 14, and the mean half-life of 44 hours was within the range observed in MAD (34-59 hours)

Figure 10: Part C KT-474 Plasma PK

As shown in Figure 11, KT-474 concentrations in plasma led to a comparable level of IRAK4 degradation in healthy volunteers and HS/AD patients. Specifically, at concentrations above 3 ng/mL degradation was generally above 80% in both populations. Additionally, IRAK4 levels in PBMC in patients with evaluable samples were near the lower limit of quantification at Day 28.

Figure 11: PK/PD Correlation in Plasma/Monocytes (FLOW)

Baseline IRAK4 levels in skin lesions of evaluable HS and AD patients were approximately twice the levels of healthy volunteers. By Day 28 of dosing, the mean IRAK4 in skin lesions of AD and HS patients was reduced to approximately the same level as healthy subjects, as shown below in Figure 12.

Figure 12: IRAK4 Levels in Skin Lesions

KT-474 was generally well-tolerated. There were no serious adverse events, no drug-related infections, and no adverse events observed leading to dose interruption or discontinuation. The below figure lists adverse events related to study drug occurring in greater than 1 Patient.

Figure 13: KT-474 Part C Adverse Events

In addition, a modest, non-adverse QTc prolongation, consistent with that observed by Day 7 in the MAD portion of the healthy volunteer study, was also observed in the patient cohort but spontaneously resolved back to baseline with continued dosing during the 28-day dosing period.

A whole blood ex vivo stimulation assay using the TLR ligands LPS or R848 showed broad inhibition of multiple disease-relevant cytokines and chemokines of up to 84-98% in HS and AD patients from Days 14 to 28, comparable or superior to what was observed in the healthy volunteer MAD3 cohort, as shown below in Figure 14.

Figure 14: KT-474 Whole Blood ex vivo stimulation

To determine whether KT-474 had a systemic anti-inflammatory effect in HS and AD patients, plasma levels of IL-6, CRP, SAA and IL-1b were measured at baseline and at various times during and after the 28-day treatment period. In patients whose baseline levels were greater than the upper limit of normal, the evaluable patients showed suppression of all 4 analytes, with mean maximum reductions through Day 42 ranging from 41 to 63%, as shown below in Figure 15.

Figure 15: Plasma Levels

Part C also evaluated how systemic IRAK4 degradation in blood and skin would affect the expression of proinflammatory genes known to be relevant to either AD or HS. Figure 16 illustrates select disease-relevant genes downregulated in skin lesions of at least 50% of AD or HS patients at Day 28 compared to baseline. In AD, affected genes included the Th2 cytokine IL-5, the inflammasome NLRP3, as well as CXCL1 and IL-2RB. Genes affected in HS included IL-1 family cytokines IL-1 and IL-36A, mediators of Th1 inflammation such as IFN-g and GZMB, the Th17 cytokine IL-17A, and drivers of innate immunity such as IL-8 and CSF3. The downregulation was substantial with many genes inhibited more than 90% in both diseases.

Figure 16: Disease-relevant biomarkers

AD
HS
CXCL1
IL2RB
IL5
NLRP3
IFNG
GZMB
IL8
IL2RA
CSF3
IL1B
IL36A
IL17A
log2(fold change)

†log2(fold change): -1 = 50% decrease, -2 = 75% decrease, -3 = 87.5% decrease

*Evaluable patients for whom the samples were of sufficient quality for analysis.

Part C included exploratory clinical endpoints used for HS and AD. The endpoints were chosen in order to assess the effect of KT-474 treatment on the burden of skin disease as well as on symptoms such as pain and pruritus that impact quality of life for HS and AD patients.

In AD patients, as shown in Figure 17, there was a mean 37% reduction in skin lesions as measured using the Eczema Area and Severity Index (EASI) score, with reductions in individual patients of up to 76%. Maximum reduction was seen by Day 28 and was maintained at Day 42.

Figure 17: Mean EASI Score Over Time (n=7)

As shown in Figure 18, mean peak pruritus in AD patients over the past week or past 24 hours was reduced by 52% and 63%, respectively, with maximum reductions occurring by Day 42. Peak pruritus responders, defined as ≥4 Unit reduction in peak pruritus over the past week or past 24 hours, were seen in 57% and 71% of AD patients, respectively, with responses sustained after Day 28.

Figure 18: Peak Pruritus Numerical Rating Scale in AD patients

The Validated Investigator’s Global Assessment (vIGA) of disease severity improved in 2 of 7 AD patients and remained stable in the others out to Day 42, as shown in Figure 19.

Figure 19: vIGA-AD Score Over Time (n=7)

In HS patients, the efficacy analyses were performed in all patients, which included two patients with very severe disease. In addition, efficacy analyses were also performed in a subset of HS patients that only had moderate to severe disease, which was the target population for this study. As shown in Figure 20, the AN count was reduced by up to an average of 46% in all HS patients and of 51% in the moderate to severe subset, with reductions in individual patients of up to 100% and with maximum reduction occurring by Day 42. The proportion of patients achieving an AN count of 0, 1 or 2 at Day 28 was 42% in all HS patients and 50% in those with moderate to severe disease.

Figure 20: AN count over time

HiSCR50 response is defined as a 50% or greater reduction in AN count and no increase in abscesses or draining fistulas. As shown in Figure 21, at Day 42, the proportion of HiSCR50 responders was 42% in all HS patients and 50% in those with moderate to severe disease.

Figure 21: % of Patients with HiSCR50

HiSCR75 response, defined as 75% or greater reduction in AN count, was seen in 25% of all HS patients and 30% of those with moderate to severe disease.

Symptoms of pain and pruritus were also measured. As shown in Figure 22, there was a 49 to 55% mean reduction in the Pain Numerical Rating Scale, or NRS, in all HS patients and in those HS patients with moderate to severe disease, respectively, with maximum reduction occurring between Days 28 and 42. Pain NRS30 response is defined as at least a 30% reduction and at least one unit reduction from baseline in Pain NRS. As also shown in Figure 22, the Pain NRS responder rate was 50% in all HS patients and 60% in those HS patients with moderate to severe disease, sustained after Day 28.

Figure 22: Pain Numerical Rating Scale in HS patients

As shown below in Figure 23, there was a mean reduction in peak pruritus of 62% in all HS patients and 68% in those HS patients with moderate to severe disease, with maximum reduction by Day 42 in all HS patients and by Day 28 in those with moderate to severe disease.

Figure 23: Mean % Change in Peak Pruritus Over Past Week

The Physician’s Global Assessment of disease severity improved in 5 HS patients, including clearing of disease in 1 patient with moderate disease at baseline, and remained stable in the other evaluable patients out to Day 42, as shown in Figure 24.

Figure 24: Physician’s Global Assessment (HS-PGA)

Clinical Development Plan

On December 14, 2022, we announced that Sanofi notified us of its commitment to advance KT-474 into Phase 2 clinical trials in 2023. Phase 2 clinical trials of KT-474 will initially investigate its potential in HS and AD with the first clinical trial for the first indication planned for initiation in 2023.

IRAKIMiD Program in Oncology

Summary

We are developing another group of IRAK4 degraders, which we call IRAKIMiDs, with a unique profile that combines the activity of IRAK4 degradation and IMiDs for the treatment of MYD88-mutated DLBCL. In oncology, IRAK4 is an obligate protein in MYD88 signaling and this activated mutation is well characterized to drive oncogenesis. IMiDs are a class of drugs that degrade zinc-finger transcription factors, such as Ikaros and Aiolos, resulting in the restoration of Type 1 IFN signaling pathway which is relevant in treating lymphoma. Our IRAKIMiDs combine the activity of the IMiDs with IRAK4 degradation in a single agent and address both the IL-1R/TLR and the Type 1 IFN pathways synergistically with a goal of demonstrating broad activity against MYD88-mutant lymphomas. We believe this will be the first precision medicine in lymphoma to target a genetically defined population, which accounts for at least 25% of the estimated approximately 150,000 DLBCL patients currently diagnosed in the major global markets. We have observed the degradation of IRAK4 and IMiD activity results in additivity and synergy in vitro. IRAKIMiDs combine both of these mechanisms in a single compound. Our IRAKIMiD degrader, KT-413, has been observed to have broad activity against MYD88-mutant lymphomas in vitro and in mouse xenograft models, leading to rapid, complete and sustained tumor regressions, even when dosed intermittently. We are currently evaluating our IRAKIMiD degrader, KT-413, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant DLBCL. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023.

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

Figure 25. NF-KB is Activated by Complimentary Mechanisms in Diffuse Large B Cell Lymphoma.

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

Figure 26. IRAKIMiDs (right) Combine Both IRAK4 Degradation and IMiD Activity in a Single Agent.

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

Figure 27. KT-413 Potency

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

Figure 28. KT-413 In vivo xenograft models

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

Figure 30. KT-413 Combination therapy

Clinical Studies and Data

In 2022, we initiated our Phase 1 clinical trial of KT-413 to evaluate the safety, tolerability, PK/PD and clinical activity of KT-413 administered as an intravenous, or IV, infusion once every 3 weeks to adult patients with relapsed and/or refractory B-cell non-Hodgkin’s lymphomas. Figure 31 below shows the details of the trial design.

Figure 31: KT-413 Phase 1 Clinical Trial Design

In December 2022, we announced that dose level 1 (0.16 mg/kg) and dose level 2 (0.32 mg/kg) were completed. Patients in both dose cohorts were heavily pretreated, having received multiple prior lines of therapy, and included follicular lymphoma and nodular lymphocyte-predominant Hodgkin lymphoma, which were both wild-type for MYD88. Plasma PK and PD translated as we expected in humans with dose level 1 and dose level 2 showing dose-dependent degradation of IRAK4, Ikaros and Aiolos in PBMC, with up to 95/100% knockdown of Ikaros/Aiolos and 40% knockdown of IRAK4 in dose level 2 as summarized below in Figure 32.

Figure 32: Target Degradation in PBMC by FLOW

Figure 33 highlights that serial tumor biopsies at Cycle 3/Day 4 in the patient treated at dose level 1 showed comparable knockdown of Ikaros/Aiolos and IRAK4 as in plasma.

Figure 33: Target Knockdown in Tumor by Targeted MS

There were no dose limiting toxicities or treatment-related serious adverse events and no neutropenia observed in dose level 1 and dose level 2 patient cohorts.

Clinical Development Plan

The Phase 1a dose escalation portion of the trial is ongoing. We currently anticipate dose levels 3 and 4 to be clinically active doses, and we plan to provide additional clinical data in 2023.

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

In September 2022, our STAT3 degrader, KT-333, was granted its second orphan drug designation by the FDA for the treatment of cutaneous T-cell lymphoma, following its orphan drug designation for peripheral T-cell lymphoma, earlier that year. We are currently evaluating KT-333 in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023.

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

Preclinical Studies and Data

Figure 34 shows the selectivity of our STAT3 degrader as evidenced by proteomic analysis demonstrating that at KT-333 concentrations 10-fold greater than the DC95, STAT3 is the only protein to be degraded among over 10,000 proteins evaluated including other closely related STAT family members.

Figure 34. Change in Protein Levels

The in vivo activity of KT-333 is summarized in Figure 35, which shows weekly administration resulting in robust antitumor activity with full regressions that are durable in animals bearing STAT3-dependent T cell lymphomas. These regressions were associated with >90% STAT3 knockdown in tumors.

Figure 35. KT-333 In vivo activity

While KT-333 single agent leads to profound anti-tumor activity, based on the role of STAT3 in the tumor microenvironment, additional studies were undertaken to explore the potential immune effects of STAT3 degraders on tumors. Figure 36 summarizes results from a mouse syngeneic colorectal cancer model, in which a STAT3 degrader resulted in an IFN-gamma-dependent gene expression signature that has previously been identified as a predictor of response in cancer patients treated with pembrolizumab. These findings are consistent with STAT3’s role in remodeling the tumor microenvironment and provide the rationale for combining STAT3 degraders with immune checkpoint inhibitors.

Figure 36. Mouse Syngeneic Colorectal Cancer Model

As shown in Figure 37, a mouse syngeneic CT-26 colorectal cancer model, the addition of KT-333 augmented the activity of a PD-1 inhibitor in a syngeneic mouse model of colorectal cancer (CT-26), resulting in complete regressions in a majority of animals. Furthermore, in the combination group, there was no tumor growth when re-challenged one month after last dose, suggesting development of long-term immune memory. In addition to causing tumor regressions, the combination extended survival relative to either PD-1 inhibitor or STAT3 degrader alone. Collectively, we believe these data suggest that the addition of STAT3 degraders could significantly augment the clinical efficacy of immune checkpoint inhibitors.

Figure 37. STAT3 Degradation and Anti-PD-1 Synergy

Clinical Studies and Data

In 2022, we initiated our Phase 1 clinical trial of KT-333 to evaluate the safety, tolerability, PK/PD and clinical activity of KT-333 dosed weekly on Days 1, 8 and 15 of 28-day cycles in adult patients with relapsed and/or refractory lymphomas, leukemias and solid tumors. Figure 38 below shows the details of the trial.

Figure 38: KT-333 Phase 1 Clinical Trial Design

In December 2022 we announced that dose level 1 (0.05 mg/kg) had been completed with a total of four patients enrolled. All patients were heavily pretreated with multiple prior lines of therapy and included three patients with solid tumors and one patient with cutaneous T-cell lymphoma. As summarized in Figure 39, plasma PK and PD translated as we expected in humans with mean maximum STAT3 degradation in PBMC following the first 2 doses averaging 66%, with maximum STAT3 knockdown of up to 86% as measured by mass spectrometry.

Figure 39: Clinical Pharmacodynamics in Peripheral Blood Mononuclear Cells by Mass Spectrometry

There were no dose limiting toxicities or treatment-related serious adverse events observed in dose level 1.

Clinical Development Plans

The Phase 1a dose escalation portion of the trial is ongoing. We currently anticipate dose levels 3 and 4 to be clinically active doses, and we expect to provide additional clinical data in 2023.

Preclinical Studies and Data in Autoimmunity

The following figures summarize the results of multiple preclinical experiments demonstrating robust antifibrotic and anti-inflammatory activity of STAT3 degraders in mouse models of systemic scleroderma, arthritis, and CNS inflammation. In the Tight Skin model, shown in Figure 40, a spontaneous TGF beta dependent model of fibrosis that is representative of scleroderma, STAT3 degradation resulted in significant reduction in skin thickening and completely inhibited myofibroblast contraction in an in vitro gel contraction assay.

Figure 40. In Vivo tight Skin Model (Fibrosis)

In the Collagen Induced Arthritis (CIA) model, which is a prototypical model of RA, as shown in Figure 41, STAT3 degradation reduced the clinical signs of disease in a dose dependent manner. The effect of STAT3 degrader is also reflected by the significant reduction in pathology scores and periosteal bone growth.

Figure 41. In Vivo CIA Model (RA)

Figure 42 illustrates the effect of STAT3 degradation in the Experimental Autoimmune Encephalomyelitis (or EAE) model representative of MS. In this model STAT3 degradation not only had a profound effect on severity of disease but also greatly reduced the incidence of disease and delayed onset of encephalomyelitis in the animals.

Figure 42. In Vivo MS Model

Collectively, these findings highlight the pleiotropic effects of STAT3 degraders in fibrosis and inflammation, demonstrating the potential for this approach across a broad spectrum of autoimmune diseases.

MDM2

Summary

We are developing degraders that target MDM2 for the treatment of solid tumors and hematological malignancies. MDM2 is the crucial regulator of the most common tumor suppressor, p53, which remains intact (or wild type) in more than 50% of cancers. Unlike small molecule inhibitors, our MDM2 degrader, KT-253, has been shown preclinically to have the ability to overcome the MDM2 feedback loop and rapidly induce apoptosis, even with brief exposures. In December 2022, we announced that we received clearance from the FDA for our IND for KT-253. We plan to initiate a Phase 1 clinical trial of KT-253 in early 2023, which is designed to evaluate the safety, tolerability, PK/PD and clinical activity of KT-253 in adult patients with liquid and solid tumors.

Target Rational and Mechanism of Action

MDM2 is the major E3 ligase which controls the tumor suppressor p53. p53 is functional in close to 50% of cancers, both liquid and solid, and many p53 functional cell lines are dependent on MDM2 overexpression for p53 suppression and survival. Stabilization and upregulation of p53 by removal of MDM2 by degradation can cause cells to undergo cell death and/or cell cycle arrest. While MDM2 small molecule inhibitors have shown clinical activity in a variety of tumor types, the activity has been limited as a result of the inhibition of MDM2 leading to a feedback loop, as shown in Figure 43. This feedback loop results in upregulation of MDM2 protein expression, which in turn makes it more difficult for occupancy-driven small molecules to inhibit MDM2. As a result, small molecule inhibitors have had a more modest effect on p53 upregulation which often leads to cell cycle arrest rather than apoptosis, thereby limiting the efficacy of MDM2/p53 small molecule inhibitors. This feedback loop also necessitates more chronic exposure to drug to maintain modest MDM2 inhibition in tumors, potentially leading to toxic effects on normal cells that limits the safety and tolerability of these inhibitors. Degraders have the potential to overcome the MDM2 feedback loop by completely removing the protein in a catalytic manner. This enables the development of highly potent drugs that are able to induce strong p53 upregulation and an irreversible acute apoptotic response in tumor cells with just brief exposures, thereby maximizing efficacy and improving the safety profile by allowing time for the recovery of normal cells.

Figure 43. MDM2 Feedback Loop

Preclinical Data

KT-253 is designed as a potent and selective degrader of MDM2. Figure 44 displays the sub-nanomolar potency of KT-253 as compared to a small molecule inhibitor currently in clinical trials.

Figure 44. KT-253 Sub-nanomolar Potency

We observed increased p53 stabilization over small molecule inhibitors, as shown in Figure 45.

Figure 45. p53 Stabilization

As a result, we believe KT-253 has potential to have stark potency differences versus the inhibitors in cell killing assays in p53 wild type Acute Lymphocytic Leukemia, as shown in Figure 46.

Figure 46. Tumor cell killing (pM range)

As shown in Figure 47, KT-253 is 200-fold more potent in the RS4-11 Acute Lymphocytic Leukemia cell line compared to what has been published, to date, on the most potent MDM2 small molecule in the clinic (DS-3032).

Figure 47. KT-253 Potency in the RS4-11 Acute Lymphocytic Leukemia cell line

We believe the potency of KT-253 relative to a MDM2 small molecule inhibitor is the result of its ability to overcome the feedback up-regulation of MDM2, as shown below in Figure 48.

Figure 48. Degrader Overcomes MDM2 Feedback Loop

Figure 49 illustrates that with a single low dose at 1mg/kg, KT-253 induces PD markers of MDM2 inhibition, including brisk p53 upregulation and acute apoptotic readouts such as PUMA. This single low dose sends the established tumor model into deep regression for weeks, while also allowing time for recovery of any normal cells affected. Clinically equivalent exposures of small molecules have not been observed to have significant in vivo activity in this xenograft model.

Figure 49. KT-253 PD markers

Figure 50 shows that a single dose of KT-253 at 1mg/kg, Q3W achieves in vivo tumor regression in the CTG-2227 AML patient-derived xenograft (PDX) model as measured by reduction of human CD45+ cells in the bone marrow and AML blats in whole blood.

Figure 50. KT-253 In Vivo tumor regression

Figure 51 shows that KT-253 administered once every three weeks in combination with the AML standard of care agent, venetoclax, was more active than either compound alone in the MOLM13 AML CDX model, resulting in sustained tumor regression.

Figure 51. Strong Single Agent and Combinatorial Activity
in Venetoclax Resistant AML Models

Figure 52 illustrates MDM2 dependency is seen across a large subset of tumor types as shown on the left by genetically knocking out MDM2 across a panel of cell lines and on the right, showing effects on cell lines by pharmacologically removing MDM2 with a degrader. KT-253 shows marked superiority over the SMI DS-3032 in the panel of Acute Lymphocytic Leukemia (ALL), AML, DLBCL and Uveal melanoma cells.

Figure 52. MDM2 Dependency

Development Opportunities

The large numbers of p53wt cell lines dependent on MDM2, as depicted in Figure 52 above on the left blue, gives a high-level view of the potential breadth of opportunities in oncology for a potent and well tolerated agent for this pathway. These tumor cell types include but are not limited to cancers which have amplification and over expression of MDM2. De-stabilization of p53 by MDM2 enables cells to survive by blocking both cell cycle arrest and apoptosis. While the opportunities are very diverse, we plan to focus our development efforts on tumors which are most susceptible to the acute apoptotic response elicited by our degraders, where we believe we will be able to achieve the greatest therapeutic index and efficacy. Our initial disease areas of interest are AML, Uveal melanoma and lymphomas, in addition to other solid tumors indications where preclinically we see that MDM2 degradation leads to an acute apoptotic response predictive of clinical activity with intermittent dosing.

Clinical Development Plans

In December 2022, we announced we received FDA clearance of our IND to evaluate KT-253 and we expect to initiate our Phase 1 trial in solid tumors and hematologic malignancies in early 2023. We have identified AML as an initial hematologic indication for development based on strong pre-clinical KT-253 activity. Preclinical data also support potential development in other hematologic indications, such as ALL and NHL, as well as in select sensitive solid tumors.

Our PegasusTM Platform

Our proprietary drug discovery platform, PegasusTM, enables us to rationally design targeted protein degraders that have the potential to drug all target classes in the cell. Our approach is rooted in an understanding of the relationship between E3 ubiquitin ligases and target proteins, which allows us to identify the properties that make a target both ligandable and degradable, and determine how multiple factors impact potency, selectivity, PK and PD. Key components of our platform include our E3 ligase toolbox, our understanding of degradation across healthy and diseased tissue types, our proprietary chemistry and our Center for Molecular Glue Discovery.

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

Our proprietary E3 Ligase Whole-Body Atlas enables data-driven, disease-selective protein degradation strategies based on all of the mapped E3 ligases, which we view as a paradigm shift from relying on the limited number of E3 ligases typically exploited for TPD and provides us with a distinct competitive advantage. Using comparative analyses of expression patterns, we can identify selective pairings of E3 ubiquitin ligases with therapeutic targets of interest, including tissue-selective or tissue-restrictive pairings. We believe this approach is central to building out a toolbox of differentiated E3 ubiquitin ligase binders. Furthermore, we are able to use our custom-built Quantitative Systems Pharmacology Models in combination with proprietary data to understand the absolute abundance of E3 ligases and protein targets to predict cellular efficacy. Figure 53 below shows an example of diverse expression profiles, using circle size as a relative abundance measure, for E3 ligases and selected targets across a panel of healthy tissues (on the x-axis), taken from our proprietary E3 Ligase Whole-Body Atlas.

Figure 53. Novel E3 Ligases to Drug a New Generation of Targets

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
SALIVARY GLAND
ADRENAL GLAND
UNDISCLOSED

Source: Kymera's Proprietary E3 Expression Atlas

As an example of our work in this area, we have identified a tissue-selective E3 ubiquitin ligase that we believe, based on a comprehensive analysis using both proteomics and transcriptomics, is localized to a specific cell type, our target cell, and is not expressed in several other cell types. We believe this profile may allow for the selective degradation of a protein only in our target cells. We have fully characterized this novel tissue selective ligase and, through hit-finding campaigns, have identified unique chemical matter which has affinity for this E3 ligase below 1 uM. We have also shown productive ternary complex formation against the identified therapeutic target. Figure 54 illustrates, on the left, the tissue-selective expression of the E3 ligase and, on the right, the binding affinity of the lead compound and ternary complex formation with the target protein of interest.

Figure 54. Tissue-selective expression and binding affinity

We are also developing targeted protein degraders directed against a well-validated and high-value oncology target that has known on-target heme toxicity. Utilizing our discovery platform, we have identified an E3 ligase that has very low expression in the target cell responsible for this toxicity, as illustrated in Figure 55 below in the Western Blot analysis.

Figure 55. Western Blot analysis

We have developed novel degraders for this oncology target that have demonstrated potent degradation of target type, as shown in the top panel of Figure 56. As illustrated in the middle panel, we have also shown that our degrader does not degrade the target in the key blood cell type. Additionally, as shown in the bottom panel, when comparing this novel degrader, versus a well-known small molecule inhibitor, we were able to show that the degrader allows these blood cells to survive while the small molecule inhibitor led to substantial cell death. This is the first in vivo proof-of-concept of selectively degrading this target while avoiding known on target heme toxicity, which we believe is a significant advance that demonstrates the capabilities of our platform.

Figure 56. Degrader profile

As illustrated below in Figure 57, we utilize a broad range of hit finding approaches to develop small molecules against our selected targets. Specifically, we use virtual screening and artificial intelligence enabled iteration to characterize the binding pocket of target proteins and E3 ligases, to evaluate ligandability and to find small molecule ligands. We also use high content screening such as DNA-encoded libraries (DEL), Affinity Selection Mass Spectrometry (ASMS) or traditional high throughput screening (HTS). We use Fragment Based Screening (FBS) and covalent screening for more targeted approaches where protein topology is understood. We also utilize X-ray and cryoEM capabilities to enable not only hit finding, but also ternary complex optimization.

Figure 57. Hit finding approaches

As illustrated in Figure 58 below, our proprietary chemistry approach utilizes ternary complex modelling, which leverages cloud computing to evaluate millions of compounds with the objective to design both an optimal linker and to identify the correct vectors to enable efficient binding of both an E3 ligase ligand and protein ligand. We use molecular chameleonicity to accurately design and predict ADME and PK profiles of these complex molecules which is critical to designing molecules with high oral bioavailability. Our experienced chemistry and computational chemistry teams utilize artificial intelligence driven insights to understand those design parameters driving clearance, permeability and efflux.

Figure 58. Proprietary chemistry approach

We also utilize a mechanistic modelling process to predict accurately both human PK and PD from preclinical data, an example of which is illustrated in Figure 59. We first applied an indirect PK/PD response model to describe the mechanism of action of TPD. We then accounted for the biodistribution of drug to target tissue and used an Emax exposure-response model to describe the mechanism of action of TPD. A preclinical PK/PD study was conducted in dog to understand the kinetics of protein degradation in tissues at different dose levels, with data used to estimate in vivo degradation potency and protein turnover rate in the target tissue. We then “humanize” the PK/PD model by applying human PK parameters, adjusting for species’ differences in potency and protein turnover rate, if necessary, to predict protein degradation in the clinic. As shown in the far right of Figure 59, the model accurately predicted human PD, as measured by predicted IRAK4 reduction, using preclinical PK/PD animal data (orange) to predict human PK/PD data in (blue).

Figure 59. Modeling Approach

Our Center for Molecular Glue Discovery is focused on identifying novel E3 ligases, beyond cereblon, that enable the design of molecules that target undrugged and un-ligandable proteins through small molecule interactions. Molecular glues, rather than requiring a defined binding pocket on the undruggable target, leverage a weak preexisting interaction between an E3 ligase and an unligandable protein of interest. Through binding of the molecular glue to the E3 ligase, the protein-protein interaction interface of the E3 ligase is remodeled, leading to enhanced interaction of the two proteins, thus facilitating degradation. Our approach is to move beyond the traditional approach of molecular glues, which mostly utilize cereblon/IMiD based molecular glues. We have established strategic partnerships to advance our molecular glue initiatives. Our work with these groups is focused on identifying and characterizing novel E3 ligase/substrate pairs for molecular glue interactions that exploit natural affinity augmented with small molecules. We are utilizing genetic screening, structural insights, and pathway and computational biology to identify novel matched pairs of E3 ligases and high value undrugged targets.

We recently announced the discovery of a novel degron interaction for a target that we believe is undrugged and not ligandable. This finding has led to the identification and characterization of a highly selective novel molecular glue of an ‘undruggable’ transcription factor, and to the initiation of multiple molecular glue discovery programs.

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

Collaboration Agreement with Genzyme Corporation

On July 7, 2020, we entered into a collaboration agreement, or the Original Sanofi Agreement, with Genzyme Corporation, a subsidiary of Sanofi, to co-develop drug candidates directed to two biological targets. The Original Sanofi Agreement became effective during the third quarter of 2020.

On November 15, 2022, we entered into an Amended and Restated Collaboration and License Agreement with Sanofi, or the Amended Sanofi Agreement, which amended the Original Sanofi Agreement to revise certain research terms and responsibilities set forth under the Original Sanofi Agreement. The Amended Sanofi Agreement also specifies details around the timing and number of Phase 2 trials required under the terms of the collaboration. The Amended Sanofi Agreement became effective on December 5, 2022. The Original Sanofi Agreement, as amended by the Amended Sanofi Agreement, is referred to herein as the Sanofi Agreement.

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

Additionally, on December 2, 2022, Sanofi provided us with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials. We are entitled to receive milestone payments upon the dosing of the first patient(s) in Phase 2 studies per indication up to a specified number of indications as further set forth in the Sanofi Agreement.

Manufacturing / Supply Chain

We do not own or operate manufacturing facilities for the production of our drug candidates and currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently engage with third-party contract manufacturing organizations, or CMOs, for the manufacture of our drug candidates for preclinical studies, and we intend to continue to do so in the future. We rely on and expect to continue to rely on third-party manufacturers for the production of both drug substance and finished drug product. We have engaged third-party manufacturers to supply the drug substances for our drug candidates and a third-party manufacturer to develop and manufacture finished drug products that we are using in our clinical trials. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.

All of our drug candidates are organic compounds of low molecular weight, generally called small molecules, but which are larger than traditional small molecule therapeutics. We have selected these compounds not only on the basis of their potential efficacy and safety, but also because we anticipate an ease of synthesis and cost of goods. We have produced drug substances and drug products for use in our clinical trials and continue to refine our production processes. The drug substance and drug product processes are amenable to scale-up and do not require unusual equipment in the manufacturing process. To adequately meet our needs for late-stage clinical and commercial manufacturing, our suppliers will need to scale their production, or we will need to secure alternate suppliers.

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

Patent Portfolio

Our intellectual property includes a portfolio of wholly owned patent families covering our platform E3 ligase ligand technology and our novel bifunctional degrader product candidates, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related compounds and methods. Our intellectual property portfolio is in its very early stages, and, as of January 20, 2023, included nine granted U.S. patents, about 101 U.S. patent applications, about 20 international patent applications, and about 259 foreign patent applications. Our patent portfolio is generally organized into two categories: (1) platform E3 ligase ligand patent families and (2) protein degrader patent families, including various target-specific degrader patent families.

Platform E3 Ligase Ligand Patent Families

Our platform E3 ligase ligand patent families are wholly owned and include four patent families directed to novel ligands for the cereblon E3 ubiquitin ligase, as well as methods of treatment and other related methods. As of January 20, 2023, our platform E3 ligase ligand patent families included three granted U.S. patents, four U.S. patent applications, and three patent applications in Europe. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2040, absent any patent term adjustments or extensions.

Protein Degrader Patent Families

Our protein degrader patent families are wholly owned and are directed to novel bifunctional degrader compounds that are useful in affecting ubiquitination of a target protein, as well as methods of treatment and other related methods. As of January 20, 2023, our protein degrader patent families included one granted U.S. patent, seven U.S. patent applications and about 14 foreign patent applications filed in foreign jurisdictions, such as Australia, Canada, Europe, Israel, Japan, Mexico, New Zealand, and the Russian Federation. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions.

Target-Specific Degrader Patent Families

Our target-specific degrader patent families are wholly owned and focus protection around degrader compounds that are designed to target specific proteins for degradation, as well as methods of treatment and other related methods. Such targets include, for example, IRAK (interleukin-1 receptor-associated kinases) and STAT (signal transducers and activators of transcription). As of January 20, 2023, our target-specific degrader patent families included five granted U.S. patents, about 84

U.S. patent applications, about 20 international patent applications, and about 241 patent applications filed in foreign jurisdictions, such as Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents resulting from our target-specific degrader patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

IRAK-Specific Patent Families

Our IRAK-specific patent families are wholly owned and include patent families covering degrader compounds that are designed to specifically target IRAK for degradation and patent families covering novel IRAK ligands. As of January 20, 2023, our IRAK-specific patent families included four granted U.S. patents, about 34 U.S. patent applications, about 9 international patent applications, and about 158 patent applications filed in foreign jurisdictions, such as Australia, Argentina, Brazil, Canada, China, Europe, Eurasia, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents resulting from our IRAK-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

With respect to the KT-474 product candidate, as of January 20, 2023, we own one granted U.S. patent, 15 pending U.S. patent applications, three pending international patent applications, and about 81 patent applications filed in foreign jurisdictions, such as Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Taiwan, each with claims directed to compositions of matter covering KT-474 and/or methods of making or using KT-474. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2039 and 2044, absent any patent term adjustments or extensions.

STAT-Specific Patent Families

Our STAT-specific patent families are wholly owned and focus on degrader compounds that are designed to specifically target signal transducers and activators of transcription (STAT) for degradation. As of January 20, 2023, our STAT-specific patent families included one granted U.S. patent, 14 U.S. patent applications, two international patent applications, and about 33 patent applications filed in foreign jurisdictions, such as Australia, Canada, China, Eurasia, Europe, India, Israel, Japan, South Korea, Mexico, and Taiwan. Any U.S. or foreign patents resulting from our STAT-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

Other Target-Specific Patent Families

As of January 20, 2023, we own about 36 U.S. patent applications, nine international patent applications and about 50 patent applications filed in Australia, Argentina, Brazil, Canada, China, Europe, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan which focus on degrader compounds designed to specifically target other proteins. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

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

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial.

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

In September of 2022, KT-333, Kymera’s STAT3 degrader in development for relapsed and/or refractory lymphomas and solid tumors, was granted its second orphan drug designation by the U.S. Food and Drug Administration for the treatment of cutaneous T-cell lymphoma (CTCL), following its orphan drug designation for peripheral T-cell lymphoma (PTCL) in June of 2022. These designations provide incentives to encourage the development of medicines for rare diseases.

Expedited Development and Review Programs for Drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review, Accelerated Approval and platform technology designation and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

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

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug that uses or incorporates the platform technology.

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

U.S. Post-Approval Requirements for Drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, tracking and tracing, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Although physicians may prescribe legally available products for off-label uses, manufacturers and individuals working on behalf of manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020, through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction occurred beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

In August 2022, the IRA was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that establish a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on many drugs reimbursed under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. In the EU a medicinal product may be designated as orphan if: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same therapeutic indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate, or SPC, can be granted on the basis of pediatric studies for orphan indications. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same therapeutic indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

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

Employees and Human Capital

As of December 31, 2022, we had 167 full-time employees, of which 84 have M.D. or Ph.D. degrees. Within our workforce, 134 employees are engaged in research and development and 33 are engaged in business development, finance, legal, and general management and administration. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Our workforce expanded during FY22; new employees were hired to support and extend our clinical and preclinical pipeline, with hires in clinical development and operations, research, manufacturing, and general and administrative functions. We expect to continue to add additional employees in 2023 with a focus on expanding increasing expertise and bandwidth in clinical and preclinical research and development. We continually evaluate the business need and opportunity and balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. To attract qualified applicants, the Company offers a comprehensive benefits package consisting of base salary and cash target bonus, medical and other benefits and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

We support our employees’ further development with individualized development plans, mentoring, coaching, group training, conference attendance and financial support including tuition reimbursement.

Response to COVID-19

Beginning in March 2020, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure, and behavior modification and enforcement effort. Practices that were implemented at different times in 2022 included the following:

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

Our new facility is expected to be sufficient to meet our current needs. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our initial public offering, follow-on offering and PIPE offering. From our inception through December 31, 2022, we raised an aggregate of approximately $1.03 billion of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi, and Vertex Pharmaceuticals Incorporated, or Vertex. As of December 31, 2022, our cash and cash equivalents and investments were $559.5 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $383.8 million as of December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, we reported net losses of $154.8 million, $100.2 million and $45.6 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
initiate and complete preclinical studies and clinical trials for current or future product candidates, including KT-474, KT-413, KT-333 and KT-253;
•
prepare and submit Investigational New Drug applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for future product candidates;
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

The development of pharmaceutical drugs is capital-intensive. We have commenced clinical development of KT-474, KT-413, and KT-333, and plan to initiate clinical development of KT-253 this year. We are also currently advancing multiple development candidates through preclinical development across a number of potential indications. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

As of December 31, 2022, we had approximately $559.5 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to us from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by us, were approximately $199.8 million. Concurrent with the IPO, we announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to us from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. In August 2022, we completed a PIPE offering of our common stock and pre-funded warrants resulting in gross proceeds of $150.0 million. We expect that the approximately $559.5 million of cash and cash equivalents and investments at December 31, 2022 will be sufficient to fund our operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Identifying potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our current or future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional funding to achieve our business objectives.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. We were required to implement these requirements beginning in 2022 and incurred unexpected expenses in connection with such implementation. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated collaboration revenue, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•
the results of our ongoing or planned clinical trials of our product candidates, including KT-474, KT-413, KT-333 and KT-253;
•
the results of preclinical studies and timing of IND clearances of future product candidates, and/or clinical trial costs for current and future product candidates;
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
•
our ability to establish and maintain manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
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

Our PegasusTM platform utilizes a method known as targeted protein degradation, or TPD, to discover and develop product candidates. Our future success depends on the successful development of this novel therapeutic approach. No product candidate using a heterobifunctional degrader has been approved in the United States or Europe, and the data underlying the feasibility of developing such therapeutic products is both preliminary and limited. In addition, we have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully achieve TPD with a therapeutic result requires the successful development of heterobifunctional molecules that were intentionally designed with a rational drug development process and developing those molecules with the right combination of protein targets and E3 ligases. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover degraders by matching the right target with the ideal E3 ligase and the right linker in a timely manner, or at all. All of our product candidates are in preclinical or early clinical development. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

We depend heavily on the successful development of our lead programs. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates, including our IRAK4, IRAKIMiD, STAT3 and MDM2 programs. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Commission following scientific evaluation by the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with hidradenitis suppurativa (HS) or atopic dermatitis (AD). The program was initially placed on partial clinical hold regarding the multiple ascending dose (MAD) portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial. In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results. As a result, in July 2021, we initiated enrollment in the MAD portion of the Phase 1 trial of KT-474, including healthy volunteers. We completed dose escalation in the SAD and MAD portions of this Phase 1 trial in December 2021. We completed a single dose, food-effect cohort to establish the dose for the patient cohort, or Part C, of the KT-474 Phase 1 trial. Part C has completed and included patients with either moderate-to-severe HS or AD.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of a New Drug Application, or an NDA, from the FDA, in the European Union, or EU, until we receive approval of a marketing authorisation application, or an MAA, from the European Commission following scientific evaluation by the EMA, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

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

There may be delays in trial initiation, and we may not be able to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. In particular, our ability to open clinical sites and enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such disruptions of patient care or delays at this point. Moreover, some of our competitors have ongoing clinical trials for current or future product candidates that treat the same patient populations as our current or future product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ current or future product candidates.

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

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time, including relating to our Phase 1 clinical trials of KT-474, KT-413 and KT-333, may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete, including data from of our Phase 1 trials of KT-474, KT-413 and KT-333, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their diseases. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial, including our Phase 1 trials of KT-474, KT-413 and KT-333, is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including our Phase 1 trial of KT-474, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our current or future product candidates, including our Phase 1 trial of KT-474, may not be replicated in subsequent preclinical studies or clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Additionally, our planned or future clinical trials may utilize an “open-label” trial design, such as the open-label patient portion of our Phase 1 clinical trials of KT-474, KT-413, KT-333 and KT-253. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial, including our Phase 1 trials of KT-474, KT-413 and KT-333, may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control

The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has since spread worldwide, including to Eastern Massachusetts where our primary office and laboratory space is located. The pandemic and policies and regulations implemented by governments in response to the pandemic, most of which have been lifted, have had a significant impact, both direct and indirect, on businesses and commerce. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally, including the ongoing identification of new variants of the virus, could adversely impact our preclinical or clinical trial operations in the U.S. and abroad, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19. For example, similar to other biopharmaceutical companies, we may experience additional delays in enrolling subjects in our clinical trials. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, the patient populations that our lead and other core product candidates target may be particularly susceptible to COVID-19 or its variants, which may make it more difficult for us to identify patients able to enroll in our clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact that the ongoing COVID-19 pandemic has to patient enrollment or treatment, or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

We cannot presently predict the scope and severity of additional planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA. For example, since March 2020, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of any NDAs we may submit and an inspection cannot be completed during the review cycle due to restrictions on travel at that time, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

These and other factors arising from the coronavirus could worsen. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operations and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

All of our product candidates are in preclinical or early clinical development, and there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time. Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for inflammatory and autoimmune diseases, cancer or other diseases, it is likely that there may be adverse side effects associated with the use of our product candidates. Additionally, a potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in itself could cause adverse events, undesirable side effects, or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for degradation could be degraded using our degrader molecules in any of our current or future clinical studies. There is also the potential risk of delayed adverse events following treatment using any of our current or future product candidates.

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

The process of manufacturing our current or future product candidates is complex and highly regulated. We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third parties for the manufacture of our current or future product candidates. These third-party contract manufacturing organizations, or CMOs, may not be able to provide adequate resources or capacity to meet our needs and may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications, such as any impacting the product formulation, could negatively impact our manufacturing, including by resulting in product loss or failure that requires additional manufacturing runs or a change in manufacturer, either of which could significantly increase the cost of and significantly delay the manufacture of our current or future product candidates. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, as our current or future product candidates progress through preclinical studies and clinical trials towards potential approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our current or future product candidates and additional bridging studies or trials may be required. Any such delay could have a material adverse impact on our business, results of operations and prospects.

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

We may seek designation for our Pegasus™ discovery platform as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to faster drug development or a faster regulatory review or approval process.

We may seek designation for our Pegasus™ platform as a designated platform technology. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, a platform technology incorporated within or utilized by a drug product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA for a drug that uses or incorporates the platform technology. Even if we believe our Pegasus™ platform meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed or reviewed more quickly or receive FDA approval. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

We may seek Breakthrough Therapy Designation and/or Fast Track Designation for any of our current or future product candidates. These designations, even if granted by the FDA, may not lead to a faster development, regulatory review or approval process, and such designations do not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

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

We may seek approval of KT-474, KT-413, KT-333, KT-253 or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of KT-474, KT-413, KT-333, KT-253 or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Similarly, in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants Orphan Drug Designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug Designation entitles a party to financial incentives such as reduction of fees or fee waivers

Generally, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, tracking and tracing, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, and continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations

Risks Related to Foreign Regulatory Approval and Foreign Markets

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

We may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition to their safety and efficacy. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or comparable regulatory approvals. Additionally, we may also need to provide discounts to purchasers, private health plans or government healthcare programs. Despite our best efforts, our product candidates may not be considered medically necessary or cost-effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover an approved product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example:

•
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
•
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
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•
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
•
In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. The IRA includes several provisions that may impact our business to varying degrees, including provisions that establish a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on many drugs reimbursed under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The IRA further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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
•
the federal physician payment transparency laws, including the federal Physician Payment Sunshine Act created under the ACA, which requires manufacturers of certain drugs, devices, biologics and medical supplies, among others, to track and disclose payments under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives). This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission;
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

Competitors in our efforts to develop small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Foghorn Therapeutics Inc. and Nurix Therapeutics, Inc., some of which have entered clinical development. Further, several large pharmaceutical companies have disclosed preclinical and clinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, IRAKIMiD, STAT3 and MDM2 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

Although we designed the Phase 1 trials of KT-474, KT-413, KT-333 and KT 253, and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the ongoing COVID-19 pandemic, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

As of January 20, 2023, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 77 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

As of December 31, 2022, we had 167 full-time employees, and we will continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

We or the third parties upon whom we depend may be adversely affected by unforeseen global events, natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Unforeseen global events, such as increasing inflation and interest rates and the related U.S. and global economic impact or the 2022 Russian invasion of Ukraine, could adversely impact our business. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

Additionally, any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from the current global spread of COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 pandemic could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our stock price has been volatile and may continue to be subject to wide fluctuations in response to various factors. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including in connection with developments related to COVID-19, the conflict between Russia and Ukraine and related sanctions against Russia, increasing inflation rates, and interest rate changes, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. As a result of this volatility, you may lose all or part of your investment. The market price for our common stock may be influenced by many factors, including:

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
•
announcements regarding our collaboration agreements, including announcements regarding our collaboration agreement with Sanofi;
•
general economic, industry and market conditions; and
•
the other factors described in this “Risk Factors” section.

These and other market and industry factors may cause the market price and demand for shares of our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

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

As of December 31, 2022, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 31% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. Additionally, any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

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

As of December 31, 2022, we had federal and state net operating loss carryforwards of $153.9 million and $139.8 million, respectively, which begin to expire in various amounts in 2036 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, which are not subject to expiration but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020). As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $12.7 million and $6.1 million, respectively, which begin to expire in 2036. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest ownership percentage of such stockholders or groups of stockholders within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize NOLs or credit. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk Factors—Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently occupy approximately 34,522 rentable square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in March 2030. We have an option to extend the lease term for five additional years. Additionally, in December 2021 we signed an additional lease for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company expects to begin occupying in November 2023. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Stock Performance Graph

The following graph shows a comparison from August 21, 2020, the first date that shares of our common stock were publicly traded, through December 31, 2022, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

Comparison of 29 Month Cumulative Total Return*

Among Kymera Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

$200
$175
$150
$125
$100
$75
$50
$25
$0
8/21/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Kymera Therapeutics, Inc. (KYMR)
NASDAQ Composite Index (.XCMP)
NASDAQ Biotechnology Index (.XNBI)

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

Holders of Our Common Stock

As of February 17, 2023, there were approximately 37 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

None.

Item 6. Reserved.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis and set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD. Our current clinical stage programs are IRAK4, IRAKIMiD, and STAT3, which each address high impact targets within the interleukin-1 receptor/toll-like receptor, or IL-1R/TLR, and janus kinase/signal transducers and activators of transcription, or JAK/STAT, pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. We have completed our Phase 1 trial of KT-474, which included a single ascending dose, or SAD, portion, a multiple ascending dose, or MAD, portion and a single dose, food-effect cohort to establish the dose for the patient cohort, or Part C, in patients with HS and AD. In December 2022, Sanofi notified us of its intent to advance KT-474 into Phase 2 clinical trials. Phase 2 clinical trials of KT-474 will initially investigate its potential in HS and AD, with the clinical trial for the first indication initiating in 2023. With respect to our oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023. We are also evaluating KT-413, our IRAKIMiD degrader, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023. In December 2022, we received FDA clearance for our investigational new drug, or IND, application to evaluate our MDM2 degrader, KT-253, in a Phase 1 clinical trial. KT-253 has been developed to stabilize the tumor suppressor p53 and address a wide variety of p53 wild type tumor types in both solid tumors and hematologic malignancies. We plan to initiate our Phase 1 clinical trial of KT-253 in early 2023.

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $1.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 private investment in public equity, or PIPE offering, and through our collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Sanofi.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $154.8 million, $100.2 million and $45.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, as of December 31, 2022 and 2021 we had an accumulated deficit of $383.8 million and $229.0 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and complete clinical trials for current or future product candidates, including the ongoing Phase 1 trials of KT-333, KT-413, and KT-253;

•
prepare and submit Investigational New Drug applications, or INDs, with the U.S. Food and Drug Administration, or FDA, for current and future product candidates;
•
initiate and continue research and development activities to support our pre-clinical product candidate pipeline;
•
manufacture our drug products, drug substances, delivery vehicles, and product candidates for use in preclinical studies, clinical trials and on a larger scale for commercialization, if approved;
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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $559.5 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025 which is expected to take us past the proof-of-concept Phase 2 data for KT-474, as well as early proof-of-concept data for KT-413, KT-333 and KT-253 . We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

On November 15, 2022, we entered into an Amended and Restated Collaboration and License Agreement with Sanofi, or the Amended Sanofi Agreement, which amended the Original Sanofi Agreement to revise certain research terms and responsibilities set forth under the Original Sanofi Agreement. The Amended Sanofi Agreement also specifies details around the timing and number of Phase 2 trials required under the terms of the collaboration. The Amended Sanofi Agreement became effective on December 5, 2022.

Additionally with respect to Sanofi, on December 2, 2022, Sanofi provided the Company with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials. The Company is entitled to receive milestone payments upon the dosing of the first Phase 2 patient(s) per indication up to a specified number of indications as further set forth in the Amended Sanofi Agreement. Phase 2 clinical trials of KT-474 will initially investigate its potential in HS and AD with the clinical trial for the first indication expected to be initiated in 2023.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, legal, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs, administrative travel expenses, marketing expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of our product candidates and our continued research activities. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as legal, investor and public relations expenses associated with our continued growth as a public comapny.

Other Income (Expense)

Interest and other income and expense, net

Interest and other income and expense consists of interest earned on our invested cash balances and interest on our financing leases.

Results of Operations

Comparison of years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,		Change
	2022	2021
	(in thousands)
Revenue—from related parties	$46,826	$72,832	$(26,006)
Operating expenses:
Research and development	164,248	137,017	27,231
General and administrative	43,834	36,345	7,489
Total operating expenses	208,082	173,362	34,720
Loss from operations	(161,256)	(100,530)	(60,726)
Other income, net	6,448	313	6,135
Net loss	$(154,808)	$(100,217)	$(54,591)

Collaboration revenue

We recognize revenue under each of the Vertex Agreement and Sanofi Agreement based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the Vertex Agreement and Sanofi Agreement.

Collaboration revenues were $46.8 million for the year ended December 31, 2022, of which $10.8 million and $36.0 million were attributable to our collaboration agreements with Vertex and Sanofi, respectively. Collaboration revenues were $72.8 million for the year ended December 31, 2021, of which $18.5 million and $54.3 million were attributable to our collaboration agreements with Vertex and Sanofi, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development cadidate nomination):

	Year ended December 31,		Change
	2022	2021
	(in thousands)
External research and development costs:
IRAK4	$17,850	$27,368	$(9,518)
IRAKIMiD	4,914	10,847	(5,933)
STAT3	8,332	10,081	(1,749)
MDM2	11,823	—	11,823
Other	46,474	35,909	10,565
Internal research and development costs	74,855	52,812	22,043
Total research and development expenses	$164,248	$137,017	$27,231

Research and development expenses were $164.2 million for the year ended December 31, 2022, compared to $137.0 million for the year ended December 31, 2021. The increase of $27.2 million was primarily due to an increase of $22.4 million related to IND-enabling studies for our MDM2 program and increased investment in our other pipeline programs and platform, as well an additional $22.0 million increase in personnel, stock-based compensation and occupancy costs due to increases in employee headcount in the research and development functions. These increases were primarily offset by a $17.2 million reduction in direct expenses related to our activities for our IRAK4, IRAKIMiD and STAT3 programs due to changes in the stage of development of these respective programs.

General and administrative expenses

General and administrative expenses were $43.8 million for the year ended December 31, 2022, compared to $36.3 million for the year ended December 31, 2021. The $7.5 million increase was primarily due to a $6.5 million increase in G&A employee compensation due to an increase in employee headcount, and a $1.0M increase in legal and professional services expenses to support our growth as a public compamy.

Other Income, Net

Other income, net was $6.4 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021. The $6.1 million increase was primarily due to the prevailing interest rates in the respective periods.

Results of Operations

Comparison of years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020

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

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development cadidate nomination):

	Year ended December 31,		Change
	2021	2020
	(in thousands)
External research and development costs:
IRAK4	$27,368	$14,016	$13,352
IRAKIMiD	$10,847	6,170	$4,677
STAT3	10,081	6,674	3,407
Other	35,909	12,579	23,330
Internal research and development costs	52,812	22,666	30,146
Total research and development expenses	$137,017	$62,105	$74,912

Research and development expenses were $137.0 million for the year ended December 31, 2021, compared to $62.1 million for the year ended December 31, 2020. The increase of $74.9 million was primarily due to higher direct expenses related to IND-enabling studies and clinical activities for our IRAK4, IRAKIMiD, and STAT3 programs of $21.5 million, as well as increased expenses related to the investment in our platform, exploratory programs, and Vertex collaboration of $23.3 million. We also had a $30.1 million increase in personnel, stock-based compensation, occupancy costs due to increases in employee headcount in the research and development functions.

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

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $1.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 PIPE offering, and through our collaborations with Vertex and Sanofi. As of December 31, 2022 we had cash and cash equivalents and marketable securities of $559.5 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of December 31, 2022.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash (used in) provided by operating activities	$(153,085)	$(128,946)	$88,130
Cash provided by (used in) investing activities	20,519	(99,835)	(422,588)
Cash provided by financing activities	152,999	250,280	289,262
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,433	$21,499	$(45,196)

Cash Flows (Used in) provided by Operating Activities

During the year ended December 31, 2022, operating activities used $153.1 million of cash, primarily resulting from our net loss of $154.8 million during the period and a $37.8 million decrease in deferred revenue under our Sanofi and Vertex collaboration agreements. These were offset by adjustments for non-cash items of $39.3 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available sale-securities) and a $0.2 million net increase in operating assets and liabilities primarily driven by changes in accounts payable and accrued expenses partially offset by changes in prepaid expenses and other operating assets and liabilities.

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

During the year ended December 31, 2020, operating activities provided $88.1 million of cash, primarily resulting from $150.0 million of proceeds received under our collaboration agreement with Sanofi executed in July 2020. Cash provided by operating activities also included an increase of accounts payable and accruals of $6.7 million, an increase in net operating assets and liabilities of $0.7 million, offset by our net loss of $45.6 million adjusted for net non-cash items of $8.9 million (primarily stock-based compensation, depreciation expense and amortization of premiums and discounts on securities).

Cash Flow provided by (used in) Investing Activities

During the year ended December 31, 2022, cash provided by investing activities was $20.5 million comprised of maturities of marketable securities of $469.3 million partially offset by purchases of marketable securities of $446.0 million and purchases of property and equipment of $2.8 million.

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

Cash Flow from Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $153.0 million, primarily consisting of $149.8 million of net proceeds received in our August 2022 PIPE offering, $3.2 million in proceeds from the exercise of employee stock options, $1.1 million in proceeds from the issuance of shares under our employee stock purchase partially offset by finance lease payments of $1.1 million.

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

Future funding requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the later-stage clinical development of our product candidates. In addition, we expect to incur additional costs associated with our growth as a public company.

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

We believe the existing cash, cash equivalents and marketable securities of $559.5 million as of December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD, STAT3 and MDM2 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements primarily include those related to our lease commitments.

Lease Commitments

Our lease commitments reflect payments due for our two lease agreements for laboratory and office space in Watertown, Massachusetts that expire in March, 2030 and December, 2034, respectively. As of December 31, 2022, our contractual commitments for our leases were $137.1 million, which will be paid over the term of such leases. The amount of lease commitments reflects payments due for one of our leases that had not commenced under Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842), as of December 31, 2022, and as a result, these leases are not reflected within the consolidated balance sheets. We expect this lease to commence in 2023. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Form 10-K.

Other Obligations

We enter into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies, and testing, manufacturing, and other services and products for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments have not been included separately within these contractual and other obligations disclosures.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. The global macroeconomic environment has experienced, and continues to experience, extraordinary challenges, including the highest rates of inflation in 40 years. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, among other concerns. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy, our industry and our company. During 2022, we experienced increases in interest income and costs across our business. If inflationary pressures continue to persist, they may continue to have an adverse impact on our consolidated financial position, results of operations and/or cash flows.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kymera Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Collaboration Arrangements
Description of the Matter

As discussed in Note 5 to the consolidated financial statements, the Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet. For the year ended December 31, 2022, the Company has recognized $46.8 million in collaboration revenue.

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

Boston, Massachusetts

February 23, 2023

KYMERA THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$68,395	$47,976
Marketable securities (Note 4)	338,771	394,442
Contract assets—due from related party	2,537	135
Prepaid expenses and other current assets	9,713	8,720
Total current assets	$419,416	$451,273
Marketable securities, non-current (Note 4)	152,328	125,187
Property and equipment, net (Note 6)	13,334	11,881
Right-of-use assets, operating leases	8,909	9,426
Other non-current assets	3,017	2,022
Restricted cash	6,130	6,116
Total assets	$603,134	$605,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,335	$4,005
Accrued expenses (Note 8)	27,502	22,971
Deferred revenue	35,260	61,739
Operating lease liabilities	2,535	2,461
Finance lease liabilities	1,408	1,138
Other current liabilities	303	228
Total current liabilities	$71,343	$92,542
Non-current liabilities
Deferred revenue, net of current portion	28,000	39,295
Operating lease liabilities, net of current portion	12,146	13,224
Finance lease liabilities, net of current portion	1,246	1,140
Other non-current liabilities	248	66
Total liabilities	$112,983	$146,267
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2022 and 2021, 55,039,380 and 51,573,924 shares issued at December 31, 2022 and 2021, respectively; 55,039,380 and 51,536,181 shares outstanding at December 31, 2022 and 2021, respectively	6	5
Additional paid-in capital	878,884	689,275
Accumulated deficit	(383,790)	(228,982)
Accumulated other comprehensive loss	(4,949)	(660)
Total stockholders’ equity	490,151	459,638
Total liabilities and stockholders’ equity	$603,134	$605,905

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020
Statement of Operations Data:
Collaboration Revenue—from related parties	$46,826	$72,832	$34,034
Operating expenses:
Research and development	$164,248	$137,017	$62,105
General and administrative	43,834	36,345	18,233
Total operating expenses	208,082	173,362	80,338
Loss from operations	(161,256)	(100,530)	(46,304)
Other income (expense):
Interest and other income	6,624	488	826
Interest and other expense	(176)	(175)	(115)
Total other income	6,448	313	711
Net loss	$(154,808)	$(100,217)	$(45,593)
Other comprehensive loss:
Unrealized loss on marketable securities	(4,289)	(532)	(134)
Total comprehensive loss	$(159,097)	$(100,749)	$(45,727)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(154,808)	$(100,217)	$(45,593)
Deemed dividend from exchange of convertible preferred stock	—	—	(9,050)
Net loss attributable to common stockholders	$(154,808)	$(100,217)	$(54,643)
Net loss per share attributable to common stockholders, basic and diluted	$(2.87)	$(2.09)	$(3.15)
Weighted average common stocks outstanding, basic and diluted	53,933,229	47,989,023	17,349,582

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

For the years ended December 31 2022, 2021 and 2020

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

For the years ended December 31 2022, 2021 and 2020

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

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

For the years ended December 31 2022, 2021 and 2020

(In thousands, except share and per share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	'Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity

Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	51,536,181	$5	$689,275	$(228,982)	$(660)	$459,638
Issuance of Common Stock and accompanying Pre-Funded Warrants at Private Placement, net of issuance cost of $174	—	—	—	—	—	—	—	—	—	—	2,769,228	1	149,825	—	—	149,826
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	601,594	—	3,154			3,154
Vesting restricted stock	—	—	—	—	—	—	—	—	—	—	36,866	—		—	—	—
Issuance of shares under ESPP											95,511	—	1,150	—	—	1,150
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	35,480	—	—	35,480
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,289)	(4,289)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(154,808)	—	(154,808)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	(154,808)	$(100,217)	$(45,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	35,480	24,972	5,190
Depreciation and amortization	2,977	2,397	1,763
Premiums and discounts on available for sale marketable securities	889	5,807	1,571
Loss on disposal of property and equipment	—	18	—
Non-cash research and development expense	—	—	332
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(992)	(4,016)	(3,816)
Accounts receivable—due from related party	—	577	(577)
Contract asset—due from related party	(2,401)	721	(856)
Accounts payable	253	54	990
Accrued expenses and other current liabilities	4,519	12,599	5,754
Deferred revenue	(37,774)	(69,356)	117,400
Operating lease right-of-use assets	517	419	8,444
Operating lease liabilities	(1,004)	(1,015)	(2,647)
Other non-current assets	(998)	(1,992)	(30)
Other non-current liabilities	257	86	205
Net cash (used in) provided by operating activities	$(153,085)	$(128,946)	$88,130
Investing activities
Purchase of property and equipment, net	(2,836)	(1,597)	(9,096)
Purchase of marketable securities	(445,972)	(456,404)	(529,382)
Maturities of marketable securities	469,327	358,166	115,890
Net cash provided by (used in) investing activities	$20,519	$(99,835)	$(422,588)
Financing activities
Proceeds from issuance of common stock and accompanying pre-funded warrants from private placement, net of issuance costs	149,825	—	—
Proceeds from the issuance of Series B-1 Convertible Preferred Stock, net of issuance costs	—	—	4,800
Proceeds from the issuance of Series C Convertible Preferred Stock, net of issuance costs	—	—	88,181
Proceeds from stock option exercises	3,154	7,632	162
Proceeds from employee stock purchase plan	1,150	788	—
Payments of offering costs in connection with initial public offering	—	(397)	—
Payments on financing leases	(1,130)	(849)	(554)
Proceeds from follow-on public offering, net of underwriting discounts and offering costs	—	240,760	—
Proceeds from initial public offering, net of underwriting discounts and offering costs	—	—	183,146
Proceeds from concurrent private placement	—	2,346	13,527
Net cash provided by financing activities	$152,999	$250,280	$289,262
Net increase (decrease) in cash, cash equivalents and restricted cash	20,433	21,499	(45,196)
Cash, cash equivalents and restricted cash at beginning of period	54,092	32,593	77,789
Cash, cash equivalents and restricted cash at end of period	$74,525	$54,092	$32,593
Supplemental disclosure of cash flow activities
Cash paid for interest	$179	$158	$115
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment through finance and lease liabilities	$1,506	$1,918	$—
Property and equipment purchases included in accounts payable and accrued expenses	$87	$42	$27
Offering costs included in accounts payable	$—	$—	$397
Supplemental disclosure of noncash operating activities
Reduction of right-of-use asset and liability due to lease modification	$—	$—	$2,161

The accompanying notes are an integral part of these consolidated financial statements.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$68,395	$47,976	$31,004
Restricted cash	6,130	6,116	1,589
Total cash, cash equivalents, and restricted cash	$74,525	$54,092	$32,593

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $383.8 million as of December 31, 2022. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 ("Follow-on Offering"), August 2022 Private Investment in Public Equity ("PIPE") offering, and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $559.5 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these consolidated financial statements.

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

Private Investment in Public Equity "PIPE" offering

On August 18, 2022, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to such investors in a private placement (i) an aggregate of 2,769,228 shares of the Company’s common stock at a purchase price of $26.00 per share, and (ii) 3,000,000 Pre-Funded Warrants to purchase common stock, at a purchase price of $25.9999 per pre-funded warrant, (the “Pre-Funded Warrants”). The Pre-Funded Warrants will have an exercise price of $0.0001 per share of common stock. The offering closed on August 22, 2022, resulting in net proceeds of $149.8 million after offering expenses.

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

During the twelve months ended December 31, 2022, no Pre-Funded Warrants were exercised. As of December 31, 2022, there were 3,000,000 pre-funded warrants outstanding.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Management’s estimates and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. In recording transactions and balances resulting from business operations, management makes estimates based on the best information available at the time the estimate is made. Significant estimates relied upon in preparing these financial statements include revenue recognized under our collaboration agreement with Sanofi and Vertex, accrual for research and development expenses, equity-based compensation expense, and the valuation of equity prior to the Company's initial public offering. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior estimates.

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

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. Depreciation expense is recorded using the straight-line method over the estimated useful life of the related asset as follows:

Estimated Useful Life (in years)
Lab equipment	5 years
Furniture and fixtures	5 years
Office equipment	5 years
Computer equipment	3 years
Leasehold improvements	Shorter of life of lease or remaining lease term

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

Impairment of Long-Lived Assets

Long-lived assets (including right-of-use assets) to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022, 2021 and 2020.

Convertible Preferred Stock

The Company classified convertible preferred stock as temporary equity in the accompanying consolidated statement of Convertible Preferred Stock and Stockholders’ Equity due to terms that allow for redemption of the shares in cash upon certain change in control events that are outside of the Company’s control, including the sale or transfer of the Company as holders of the convertible preferred stock which could trigger redemption of the shares. The Company did not accrete the value of the convertible preferred stock to the redemption values since a liquidation event was not considered probable prior to the conversion date. In connection with the Company’s initial public offering on August 25, 2020, all outstanding shares of convertible preferred stock converted to common stock.

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

Financing Costs

Costs incurred in connection with the issuance of equity units and shares are recorded as a reduction of proceeds to the equity carrying value. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There was no deferred offering costs on the Company’s consolidated balance sheet at December 31, 2022 and December 31, 2021.

Revenue Recognition

Under ASC 606, Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer; (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes options-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. Prior to the IPO, as there was no active market for the Company’s common stock, the Company estimated the fair value of common stock on the date of grant based on the then current facts and circumstances. Upon becoming a public company, the fair value of the underlying common shares equals the closing price of the Company’s stock on the date of grant. As the Company’s IPO was in 2020, the Company lacks a sufficient period of company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of guideline companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

Compensation expense for discounted purchases under the employee stock purchase plan is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

Income Taxes

The Company records income taxes in accordance with FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred income tax assets and liabilities are recognized based on future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities, and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized as income or expense in the period that a valuation allowance for any income tax benefits of which future realization is not more likely than not.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including the pre-funded warrants given their nominal exercise price. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock, unvested restricted stock awards, and shares of convertible preferred stock are considered potential dilutive common shares. The Company has generated a net loss in all periods presented, and therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 effective as of January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$50,551	$—	$—	$50,551
Marketable securities, current
US treasuries	74,045	—	—	74,045
US government agencies	—	120,467	—	120,467
Corporate bonds	—	144,259	—	144,259
Marketable securities, non-current
US treasuries	19,804	—	—	19,804
US government agencies	—	58,653	—	58,653
Corporate bonds	—	73,871	—	73,871
Restricted cash	6,130			6,130
Total	$150,530	$397,250	$—	$547,780

	Fair Value Measurements at December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$43,182	$—	$—	$43,182
Marketable securities, current
US treasuries	169,481	—	—	169,481
US government agencies	32,170	—		32,170
Corporate bonds	—	192,791	—	192,791
Marketable securities, non-current
US treasuries	17,172	—	—	17,172
US government agencies	47,363	—		47,363
Corporate bonds	—	60,652	—	60,652
Restricted cash	6,116	—	—	6,116
Total	$315,484	$253,443	$—	$568,927

During the years ended December 31, 2022 and 2021, there were no transfers in or out of Level 3.

Note 4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at December 31, 2022 and 2021 and (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. treasury securities	$94,958	$3	$(1,111)	$93,850
US government agency securities	180,967	25	(1,873)	179,119
Corporate securities	220,119	25	(2,014)	218,130
Total	$496,044	$53	$(4,998)	$491,099

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
U.S. treasury securities	$186,700	$—	$(45)	$186,655
US government agency securities	79,657	—	(125)	$79,532
Corporate securities	253,929	1	(488)	253,442
Total	$520,286	$1	$(658)	$519,629

As of December 31, 2022, the Company held 149 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $330.9 million. As of December 31, 2021, the Company held 113 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $515.4 million. As of December 31, 2022, the Company held 36 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $115.0 million. As of December 31, 2021, the Company did not hold any securities that had been in an unrealized loss position for greater than 12 months.

As of December 31, 2022 the Company had 118 securities with a fair value of $338.8 million with a contractual maturity of less than 12 months and 81 securities with a fair value of $152.3 million with a contractual maturity of greater than 12 months. As of December 31, 2021, the Company had 79 securities with a fair value of $394.4 million with a contractual maturity of less than 12 months and 37 securities with a fair value of $125.2 million with a contractual maturity of greater than 12 months.

The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 185 securities in an unrealized loss position as of December 31, 2022, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believe that it will be able to collect both principal and interest amounts due at maturity.
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

On November 15, 2022, we entered into an Amended and Restated Collaboration and License Agreement with Sanofi, or the Amended Sanofi Agreement, which amended the Original Sanofi Agreement to revise certain research terms and responsibilities set forth under the Original Sanofi Agreement. The Amended Sanofi Agreement also specifies details around the timing and number of Phase 2 trials required under the terms of the collaboration. The Amended Sanofi Agreement became effective on December 5, 2022.

Additionally with respect to Sanofi, on December 2, 2022, Sanofi provided the Company with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials. The Company is entitled to receive milestone payments upon the dosing of the first Phase 2 patient(s) per indication up to a specified number of indications as further set forth in the Amended Sanofi Agreement.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. Pursuant to the November 15, 2022 amendment to the Sanofi Agreement, the Company reevaluated its rights and obligations under the Agreement as amended. As part of this reevaluation, the Company reassessed its accounting pursuant to the arrangement concluding that the amendment had no impact on the performance obligations nor revenue recognized in the periods presented. The performance obligations have not been fully satisfied as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $36.0 million in revenue under the Sanofi Agreement, of which $19.4 million was associated with Collaboration Target 1 and $16.6 million was associated with Collaboration Target 2. Of the $36.0 million of revenue recognized in the year ended December 31, 2022, $30.5 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2021. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2022 is $54.9 million. During the year ended December 31, 2021, the Company recognized $54.3 million in revenue under the Sanofi Agreement, of which $45.5 million was associated with Collaboration Target 1 and $8.8 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2021 is $81.8 million. During the year ended December 31, 2020, the Company recognized $18.8 million in revenue under the Sanofi Agreement, of which $16.7 million was associated with Collaboration Target 1 and $2.1 million was associated with Collaboration Target 2. During the years ended December 31, 2022 and 2021, the Company received $6.7 million and $4.8 million, respectively, in in cost reimbursement payments under the Sanofi Agreement. The Company recorded $2.5 million and $0.1 million of unbilled accounts receivable related to reimbursable research and development costs under the Sanofi Agreement as of December 31, 2022 and December 31, 2021, respectively. The Company will recognize the deferred revenue related to the performance obligations based on a cost input method, as described, over the remaining research term, which as a result of the amended agreement, is a maximum of approximately 3.0 years as of December 31, 2022.

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

Sanofi participated in the Company’s Series B Convertible Preferred Stock offering and as a result of this, was considered a related party during the year ended December 31, 2020 but no longer are considered a related party in any other periods presented.

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

At the commencement of the arrangement, two units of accounting were identified, the issuance of 3,059,695 shares of the Company’s Series B-1 and the research activities the Company will perform over the Research Term. The Company determined the total transaction price to be $55.9 million, which consists of $5.9 million attributed to the premium from the Series B-1 shares sold to Vertex and the $50.0 million upfront payment. To determine the fair value of the Series B-1 issued to Vertex, the Company performed a valuation of the shares of the Company’s common and preferred stock, which took into consideration recent financings, and the Company’s recent development and future exit strategies, as well as a discount for lack of marketability.

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as of December 31, 2022. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $10.8 million, $18.5 million, $15.2 million, respectively, in revenue under the Vertex Agreement. All $10.8 million revenue recognized during the year ended December 31, 2022 was recognized from amounts that were recorded in deferred revenue as of December 31, 2021. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at December 31, 2022 and 2021 is $8.4 million and $19.2 million, respectively. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term, which is a maximum of approximately 0.5 year as of December 31, 2022.

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

In exchange for the non-exclusive license rights, the Company provided the pharmaceutical company with an equity grant and is required to make tiered royalty payments based on net sales of all products licensed under the agreement in the low single-digit percentages. In conjunction with the Collaboration, the Company initially issued 886,305 Series A Preferred Units (“Series A Preferred Units”) to the pharmaceutical company. On November 1, 2018, these Series A Preferred Units were exchanged on a one-for-one basis for shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). These shares vested in equal installments over three years. The Company recorded expense over the vesting period based on the fair value of the shares under the Collaboration. The Company recorded $0.3 million to research and development expense related to the vesting of 166,183 shares of Series A Preferred Stock during the year ended December 31, 2020. As of December 31, 2020, all shares under the Collaboration were fully vested and all expense had been recognized.

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

The Collaboration was terminated by the parties effective April 27, 2022.

The following table presents the changes in accounts receivable, contract assets and liabilities for the year ended December 31, 2022 (in thousands)

	Balance at December 31, 2021	Additions	Deductions	Balance at December 31, 2022
Accounts receivable and contract assets:
Billed receivables – Sanofi	$—	$6,650	$(6,650)	$—
Unbilled receivables – Sanofi	135	9,052	(6,650)	2,537
Total accounts receivable and contract assets	$135	$15,702	$(13,300)	$2,537
Contract Liabilities:
Deferred Revenue – Vertex	$19,212	$—	$(10,813)	$8,399
Deferred Revenue – Sanofi	81,822	9,052	(36,013)	54,861
Total contract liabilities	$101,034	$9,052	$(46,826)	$63,260

Note 6. Property and equipment

Property and equipment consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Lab and office equipment under and financing right-of-use asset	$5,475	$3,969
Lab equipment	4,383	2,805
Computer equipment	357	273
Furniture & fixtures	1,064	943
Leasehold improvements	7,802	7,741
Assets not yet in service	1,146	66
Total property and equipment	20,227	15,797
Less accumulated depreciation	(6,893)	(3,916)
Property and equipment, net	$13,334	$11,881

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $3.0 million, $2.4 million and $1.8 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under financing leases with a cost basis of $5.5 million and $4.0 million and accumulated amortization expense of $2.7 million and $1.5 million as of December 31, 2022 and 2021, respectively.

Amortization expense related to right-of-use assets was $1.2 million, $0.9 million and $0.7 million the years ended December 31, 2022, 2021 and 2020 and is included in depreciation expense.

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

In October 2019, the Company entered into a noncancelable facility lease agreement (the “the 2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. The Company received a tenant incentive allowance of $5.5 million in 2020 as the tenant improvements were completed all of which has been collected from its landlord as of December 31, 2022. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is recorded in restricted cash as of December 31, 2022 and 2021.

In December 2021, the Company entered into a noncancelable lease (the "2021 Lease") for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company expects to begin occupying in November 2023. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of December 31, 2022. The Company also paid first month’s rent of $0.8 million upon execution of the 2021 Lease in December 2021 which is classified as other non-current assets as of December 31, 2022. As of December 31, 2022, the Company has not taken control of the space associated with the 2021 Lease and therefore, the Company has not recorded a right of use asset or lease liability related to the space as of December 31, 2022.

The Company’s financing lease obligations consist of certain property and equipment financed through capital leases.

The components of the lease costs for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Operating lease costs	$2,095	$2,095
Financing lease costs:
Amortization of right-to-use assets, financing leases	1,184	906
Interest expense for financing lease liabilities	179	158
Variable lease costs	1,192	1,015
Total lease costs	$4,650	$4,174

Supplemental cash flow information relating to the Company’s leases for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,581	$2,691
Operating cash flows used in finance leases	$1,130	$933
Financing cash flows used in finance leases	$179	$158

Weighted average remaining lease terms and discount rates as of December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Remaining lease term:
Operating lease	7.3 years	8.3 years
Financing lease	2.5 Years	2.4 Years
Discount Rate:
Operating lease	10.5%	10.5%
Financing lease	8.5%	8.8%

The undiscounted future lease payments for operating and finance leases as of December 31, 2022, were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2023	$2,659	$1,463
2024	2,732	839
2025	2,814	402
2026	2,898	133
2027	2,985	99
Thereafter	7,041	—
Total minimum lease payments	21,129	2,936
Less amounts representing interest or imputed interest	(6,448)	(282)
Present value of lease liabilities	$14,681	$2,654

Excluded from the table above are all future payments related to the 2021 Lease.

Note 8. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Research and development expenses	$16,975	$15,169
Payroll and payroll-related	8,149	6,033
Professional fees	1,971	1,417
Other	407	352
Accrued expenses	$27,502	$22,971

Note 9. Other Commitments and Contingencies

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2022, 2021 or 2020.

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

In connection with the Company’s August 25, 2020 IPO all issued and outstanding Convertible Preferred Stock of 50,439,595 were converted to 31,625,534 shares of the Company’s common stock and were no longer issued or outstanding as of December 31, 2020.

Note 11. Equity-Based Compensation

2018 Stock Option and Grant Plan

In November 2018, the Company adopted, and its stockholders approved, the 2018 Stock Option and Grant Plan (the “2018 Plan”), which provides for the granting of stock options and other equity-based awards at the discretion of the Board of Directors or any subcommittee of the Board of Directors to the Company's employees, officers, directors, and independent contractors. No further grants will be made under the 2018 Plan. However, the 2018 Plan will continue to govern outstanding equity awards granted thereunder. To the extent outstanding options granted under the 2018 Plan are cancelled, forfeited or otherwise terminated without being exercised and would otherwise have been returned to the share reserve under the 2018 Plan, the number of shares underlying such awards will be available for future grant under the 2020 Stock Option and Incentive Plan.

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2022, there were an aggregate of 3,744,415 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lessor of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2022, there were an aggregate of 1,208,252 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the year ended December 31, 2022 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	6,239,182	$23.91	8.56	$246,933
Granted	1,761,441	35.33
Exercised	(601,594)	5.24
Forfeited	(641,740)	33.89
Outstanding at December 31, 2022	6,757,289	$27.60	8.01	$55,934
Exercisable at December 31, 2022	3,505,520	$23.27	7.61	$38,500

The intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $15.8 million, $67.6 million and $1.6 million, respectively.

The weighted-average fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $20.18, $29.95 and $8.35 per share, respectively.

As of December 31, 2022, the total unrecognized stock-based compensation expense for unvested stock options was $57.8 million, which is expected to be recognized over 2.1 years.

The following table outlines equity-based compensation expense for stock options for the years ended December 31, 2022, 2021 and 2020:

	Year ending December 31,
	2022	2021	2020
Research and development	$16,388	$11,161	$2,084
General and administrative	16,941	12,628	2,864
Total equity-based compensation	$33,329	$23,789	$4,948

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the years ended December 31, 2022, 2021 and 2020:

	Year ending December 31,
	2022	2021	2020
Expected term (in years)	5.86	5.87	6.09
Volatility	62%	66%	70%
Risk-free interest rate	2.1%	0.9%	0.5%
Dividend yield	0.0%	0.0%	0.0%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity under the 2018 Plan during the year ended December 31, 2022 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2021	37,745	$1.60
Granted	295,892	24.01
Vested	(36,866)	1.60
Forfeited	(14,928)	29.93
Unvested at December 31, 2022	281,843	$23.64

The Company granted 295,892 and 12,500 shares of restricted stock during the years ended December 31, 2022 and December 31, 2021, respectively. There were no grants of restricted stock for the year ended December 31, 2020. The Company did not grant any restricted stock to consultants for the year ended December 31, 2022 and granted 12,500 shares of restricted common stock to consultants which were fully vested at the time of grant during the year ended December 31, 2021.

As of December 31, 2022, the total unrecognized stock-based compensation expense for unvested restricted stock was $5.3 million, which is expected to be recognized over 2.5 years.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense for restricted stock of $1.4 million, $0.9 million and $0.2 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense of $1.1 million, $0.3 million and $0.2 million, respectively, within research and development. During the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense of $0.3 million, $0.6 million, and an immaterial amount, respectively, within general and administrative.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years ending December 31,
	2022	2021	2020
Research and development	$18,008	$11,731	$2,305
General and administrative	17,472	13,241	2,885
Total equity-based compensation	$35,480	$24,972	$5,190

Note 12. Related-Party Transactions

In addition to the collaboration discussed in Note 5, the Company had the following related party transactions for the periods presented in the accompanying consolidated financial statements, which has not otherwise been discussed in these notes to the consolidated financial statement. The Company made payments of $0.8 million to an investor for rent expenses for the year ended December 31, 2020. No payments were made to related parties during the years ended December 31, 2022 and 2021.

Note 13. Income Taxes

The Company records income tax expense related to profits realized by its U.S. operating subsidiaries. For the years ended December 31, 2022, 2021 and 2020, no income tax expense was recorded due the group’s net operating loss (“NOL”) and full valuation allowance.

The rate reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020 are as follows:

	December 31,
	2022	2021	2020
Tax effect at statutory rate	21.0%	21.0%	21.0%
State taxes	6.4%	10.6%	5.8%
Stock compensation	0.1%	9.6%	(0.9)%
Permanent differences	0.0%	0.0%	0.0%
Federal research and development credits	1.5%	7.7%	3.6%
Other	(1.8)%	(5.1)%	(0.7)%
Change in valuation allowance	(27.2)%	(43.8)%	(28.8)%
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets:
Federal net operating loss carryforwards	$32,320	$25,957
State net operating loss carryforwards	8,835	6,651
Research and development credit carryforwards	17,581	14,611
Lease liabilities	4,011	4,285
Deferred revenue	16,315	27,130
Accruals and reserves, stock and other	10,350	5,156
Capitalized Research and Development	36,435	0
Total deferred tax assets	$125,847	$83,790
Valuation allowance	$(120,096)	$(77,990)
Deferred tax assets	$5,751	$5,800
Fixed and intangible assets	(2,187)	(1,941)
Right-of-use assets	(3,564)	(3,859)
Net deferred tax asset	$—	$—

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of NOL carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets, and, as a result, a valuation allowance of $120.1 million and $78.0 million has been established at December 31, 2022 and 2021, respectively. During 2022, the valuation allowance increased by $42.1 million primarily due to the increase in the Company’s NOL during the period.

Beginning in 2022, Tax Cuts and Jobs Act (TCJA) amended Section 174 and now requires U.S.-based and non-U.S-based research and experimental (R&E) expenditures to be capitalized and amortized over a period of five or 15 years, respectively, for amounts paid in tax years starting after December 31, 2021. Prior to the TCJA amendment, Section 174 allowed taxpayers to immediately deduct R&E expenditures in the year paid or incurred. The Company has applied this required change in accounting method beginning in 2022 and the computation may be adjusted pending future IRS guidance.

The Company has incurred NOLs from inception. At December 31, 2022 and 2021, the Company has federal NOL carryforwards of approximately $153.9 million and $123.6 million, respectively, and state NOL carryforwards of approximately $139.8 million and $105.2 million, respectively. Of the federal net operating loss carryovers, $144.1 million is not subject to expiration and the remaining federal and state NOLs begin to expire in 2036. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of net operating loss and research and development credit carryforwards may generally be subject to limitation under Sections 382 and 383 of the Internal Revenue Code due to ownership changes that have occurred previously, or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset any post-ownership change taxable income and tax, respectively. The latest Section 382 study was performed through December 31, 2022, noting that historic ownership changes have likely occurred. Nonetheless, the Company has determined that as of December 31, 2022 the prospective utilization of all net operating loss and tax credit carryforwards generated from inception through December 31, 2022, and therefore the corresponding Federal and Massachusetts deferred tax assets, should not be restricted by Sections 382 and 383, although ownership changes after December 31, 2022 could impact the Company’s ability to utilize these tax attributes in the future.

At December 31, 2022 and 2021 the Company had federal research and development credit carryforwards of $12.7 million and $10.4 million, respectively, and state research and development credit carryforwards of $6.1 million and $5.2 million, respectively. These carryforwards begin to expire in 2031.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2022, and 2020, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2022 and 2021, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2022 and 2021, no estimated interest or penalties were recognized on uncertain tax positions.

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

The Company's tax returns for the years ended December 31, 2019 to December 31, 2022 remain open and subject to examination by the Internal Revenue Service and state taxing authorities.

Note 14. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	December 31,
	2022	2021	2020
Numerator:
Net loss	$(154,808)	$(100,217)	$(45,593)
Deemed dividend from exchange of convertible preferred stock	—	—	(9,050)
Net loss attributable to common stockholders	$(154,808)	$(100,217)	$(54,643)
Denominator:
Weighted average common shares outstanding, basic and diluted	53,933,229	47,989,023	17,349,582
Net loss per share, basic and diluted	$(2.87)	$(2.09)	$(3.15)

The Company’s potentially dilutive securities, which include convertible preferred stock, restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2022, 2021 and 2020 because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021	2020
Unvested Restricted Stock	281,843	37,745	110,104
Options to purchase Common Stock	6,757,289	6,239,182	1,580,924
Total	7,039,132	6,276,927	1,691,028

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kymera Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kymera Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

February 23, 2023

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.3	Description of Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2021).

4.4	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

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

10.8#

Form of Amended and Restated Employment Agreement (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-240264) filed with the Securities and Exchange Commission on August 13, 2020).

10.9†

Master Collaboration Agreement between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of May 9, 2019 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-240264) filed with the Securities and Exchange Commission on July 31, 2020).

10.10†	Amended and Restated Collaboration and License Agreement between the Registrant and Genzyme Corporation, dated as of November 15, 2022.

10.11

First Amendment to Master Collaboration Agreement between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of August 27, 2020 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2020).

10.12†	Second Amendment to Master Collaboration Agreement between the Registrant and Vertex Pharmaceuticals Incorporated, dated as of October 21, 2021.

10.13	Lease between the Registrant and ARE-MA REGION NO. 75, LLC dated as of December 20, 2021.

10.14

Securities Purchase Agreement, dated August 18, 2022, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

10.15

Registration Rights Agreement, dated August 18, 2022, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

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

Kymera Therapeutics, Inc.

Date: February 23, 2023	By:	/s/ Nello Mainolfi, Ph.D.
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

Name	Title	Date

/s/ Nello Mainolfi, Ph.D.	President and Chief Executive Officer	February 23, 2023
Nello Mainolfi, Ph.D.	(Principal Executive Officer)

/s/ Bruce Jacobs, CFA, MBA	Chief Financial Officer	February 23, 2023
Bruce Jacobs, CFA, MBA	(Principal Financial and Accounting Officer)

/s/ Bruce Booth, DPhil	Chair of the Board of Directors	February 23, 2023
Bruce Booth, DPhil

/s/ Jeff Albers, MBA	Director	February 23, 2023
Jeff Albers, MBA

/s/ Pamela Esposito, PhD	Director	February 23, 2023
Pamela Esposito, PhD

/s/ Joanna Horobin, MB, ChB	Director	February 23, 2023
Joanna Horobin, MB, ChB

/s/ Gorjan Hrustanovic, PhD	Director	February 23, 2023
Gorjan Hrustanovic, PhD

/s/ John M. Maraganore, PhD	Director	February 23, 2023
John M. Maraganore, PhD

/s/ Leigh Morgan	Director	February 23, 2023
Leigh Morgan

/s/ Elena, Ridloff, CFA	Director	February 23, 2023
Elena Ridloff, CFA

/s/ Victor Sandor	Director	February 23, 2023
Victor Sandor