Form 10-Q
period 2023-03-31
Kymera Therapeutics, Inc.
filed 2023-05-04
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 55,307,775 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We are very early in our development efforts and our IRAK4, IRAKIMiD, STAT3 and MDM2 programs are still in early clinical development. If we are unable to advance them through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates based on our PegasusTM platform is novel and unproven, which makes it difficult to predict the time, cost of development, and likelihood of successfully developing any products.
•
Business interruptions resulting from the coronavirus disease (COVID-19) pandemic or similar public health crises could cause a disruption to our supply chain or the development of our product candidates and adversely impact our business.
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
•
the timing and the success of clinical studies under our IRAK4, IRAKIMiD, STAT3 and MDM2 programs;
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
•
the effect of COVID-19, and any future pandemics, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$50,152	$68,395
Marketable securities (Note 4)	346,725	338,771
Contract assets	3,320	2,537
Prepaid expenses and other current assets	11,353	9,713
Total current assets	$411,550	$419,416
Marketable securities, non-current (Note 4)	119,017	152,328
Property and equipment, net (Note 6)	17,432	13,334
Right-of-use assets, operating leases	56,604	8,909
Other non-current assets	3,155	3,017
Restricted cash	6,147	6,130
Total assets	$613,905	$603,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,483	$4,335
Accrued expenses (Note 8)	18,502	27,502
Deferred revenue	32,248	35,260
Operating lease liabilities	2,554	2,535
Finance lease liabilities	1,339	1,408
Other current liabilities	807	303
Total current liabilities	$61,933	$71,343
Non-current liabilities
Deferred revenue, net of current portion	24,866	28,000
Operating lease liabilities, net of current portion	63,875	12,146
Finance lease liabilities, net of current portion	989	1,246
Other non-current liabilities	237	248
Total liabilities	$151,900	$112,983
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, 55,276,226 and 55,039,380 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	889,755	878,884
Accumulated deficit	(424,718)	(383,790)
Accumulated other comprehensive loss	(3,038)	(4,949)
Total stockholders’ equity	462,005	490,151
Total liabilities and stockholders’ equity	$613,905	$603,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three months ended March 31, 2023 and 2022

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration Revenue—from related parties	$9,466	$9,622
Operating expenses:
Research and development	$42,227	$35,944
General and administrative	12,565	10,611
Total operating expenses	54,792	46,555
Loss from operations	(45,326)	(36,933)
Other income (expense):
Interest and other income	4,453	290
Interest and other expense	(55)	(41)
Total other income:	4,398	249
Net loss	$(40,928)	$(36,684)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1,911	(2,556)
Total comprehensive loss	$(39,017)	$(39,240)

Net loss	$(40,928)	$(36,684)
Net loss per share, basic and diluted	$(0.70)	$(0.71)
Weighted average common stock outstanding, basic and diluted	58,187,038	51,651,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2023 and 2022

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2021	51,536,181	$5	$689,275	$(228,982)	$(660)	$459,638
Exercise of stock options	142,270	—	449	—	—	449
Vesting restricted stock	14,215	—	—	—	—	—
Stock-based compensation expense	—	—	7,873	—	—	7,873
Unrealized loss on marketable securities	—	—	—	—	(2,556)	(2,556)
Net Loss	—	—	—	(36,684)	—	(36,684)
Balance at March 31, 2022	51,692,666	5	697,597	(265,666)	(3,216)	428,720

Balance at December 31, 2022	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151
Exercise of stock options	208,705	—	1,486	—	—	1,486
Vesting restricted stock	28,141	—	—	—	—	—
Stock-based compensation expense	—	—	9,385	—	—	9,385
Unrealized gain on marketable securities	—	—	—	—	1,911	1,911
Net Loss	—	—	—	(40,928)	—	(40,928)
Balance at March 31, 2023	55,276,226	$6	$889,755	$(424,718)	$(3,038)	$462,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(40,928)	$(36,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,385	7,873
Depreciation and amortization	879	687
Premiums and discounts on available-for-sale marketable securities	(1,326)	1,175
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,641)	(586)
Contract asset—due from related parties	(783)	(1,128)
Accounts payable	2,217	(1,437)
Accrued expenses and other current liabilities	(10,037)	(2,278)
Deferred revenue	(6,145)	(8,359)
Operating lease right-of-use assets	1,138	119
Operating lease liabilities	2,915	(227)
Other assets and liabilities	358	550
Net cash used in operating activities	$(43,968)	$(40,295)
Investing activities
Purchase of property and equipment, net	(4,009)	(482)
Purchases of investments	(61,835)	(80,118)
Maturities of investments	90,428	106,463
Net cash provided by investing activities	$24,584	$25,863
Financing activities
Proceeds from stock option exercises	1,486	449
Payments on finance leases	(327)	(264)
Net cash provided by financing activities	$1,159	$185
Net decrease in cash, cash equivalents and restricted cash	(18,225)	(14,247)
Cash, cash equivalents and restricted cash at beginning of period	74,524	54,092
Cash, cash equivalents and restricted cash at end of period	$56,299	$39,845
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$48,833	$—
Cash paid for interest	52	46
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$1,100	$126

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31,
	2023	2022
Cash and cash equivalents	$50,152	$33,733
Restricted cash	6,147	6,112
Total cash, cash equivalents, and restricted cash	$56,299	$39,845

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $424.7 million as of March 31, 2023. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 (“Follow-on Offering”), August 2022 Private Investment in Public Equity (“PIPE”) offering, and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $515.9 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

Private Investment in Public Equity “PIPE” offering

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

During the three months ended March 31, 2023, no pre-funded warrants were exercised. As of March 31, 2023, there were 3,000,000 pre-funded warrants outstanding.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2023.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of March 31, 2023, and the results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ended December 31, 2023 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2022 Annual Report on Form 10-K.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$47,829	$—	$—	$47,829
Marketable securities, current
US treasuries	67,070	—	—	67,070
US government agencies	—	127,706	—	127,706
Corporate bonds	—	151,949	—	151,949
Marketable securities, non-current
US treasuries	5,840	—	—	5,840
US government agencies	—	72,180	—	72,180
Corporate bonds	—	40,997		40,997
Restricted cash	6,147	—	—	6,147
Total	$126,886	$392,832	$—	$519,718

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$50,551	$—	$—	$50,551
Marketable securities, current
US treasuries	74,045	—	—	74,045
US government agencies	-	120,467	—	120,467
Corporate bonds	—	144,259	—	144,259
Marketable securities, non-current
US treasuries	19,804	—	—	19,804
US government agencies	-	58,653	—	58,653
Corporate bonds	—	73,871	—	73,871
Restricted cash	6,130			6,130
Total	$150,530	$397,250	$—	$547,780

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at March 31, 2023 and December 31, 2022 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2023
US treasury securities	$73,589	$4	$(683)	$72,910
US government agencies	201,161	84	(1,359)	199,886
Corporate securities	194,027	89	(1,170)	192,946
Total	$468,777	$177	$(3,212)	$465,742

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
US treasury securities	$94,958	$3	$(1,111)	$93,850
US government agencies	180,967	25	(1,873)	179,119
Corporate securities	220,119	25	(2,014)	218,130
Total	$496,044	$53	$(4,998)	$491,099

As of March 31, 2023, the Company held 130 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $291.7 million. As of December 31, 2022, the Company held 149 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $330.9 million. As of March 31, 2023, the Company held 38 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $102.5 million. As of December 31, 2022, the Company held 36 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $115.0 million.

As of March 31, 2023, the Company had 139 securities with a fair value of $346.7 million with a contractual maturity of less than 12 months and 61 securities with a fair value of $119.0 million with a contractual maturity of greater than 12 months. As of December 31, 2022 the Company had 118 securities with a fair value of $338.8 million with a contractual maturity of less than 12 months and 81 securities with a fair value of $152.3 million with a contractual maturity of greater than 12 months. There were no sales of marketable securities during the three months ending March 31, 2023 and 2022.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of March 31, 2023 and December 31, 2022.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligations have not been fully satisfied as of March 31, 2023. In the three months ended March 31, 2023, the Company recognized $7.7 million in revenue under the Sanofi Agreement, of which $7.1 million was associated with Collaboration Target 1 and $0.6 million was associated with Collaboration Target 2. In the three months ended March 31, 2022, the Company recognized $6.6 million in revenue under the Sanofi Agreement, of which $4.2 million was associated with Collaboration Target 1 and $2.4 million was associated with Collaboration Target 2. Of the $7.7 million of revenue recognized in the three months ended March 31, 2023, $5.5 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at March 31, 2023 and December 31, 2022 is $50.5 million and $54.9 million, respectively. During the three months ended March 31, 2023, the Company received $2.5 million in cost reimbursement payments. No milestone or royalty payments have been received under the Sanofi Agreement. As of March 31, 2023, the Company recorded a contract asset for unbilled accounts receivable of $3.3 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the first quarter of 2023. As of March 31, 2023, the Company did not have any amounts recorded in accounts receivable under the Sanofi Agreement. The Company will recognize the deferred revenue related to the remaining performance obligations based on a cost input method, as described, over the remaining research term, which is approximately 2.8 years as of March 31, 2023.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. The performance obligation has not been fully satisfied as of March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company recognized $1.8 million and $3.0 million, respectively, under the Vertex Agreement. All $1.8 million of revenue recognized in the three months ended March 31, 2023 was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at March 31, 2023 and December 31, 2022 is $6.6 million and $8.4 million, respectively. The Company will recognize the deferred revenue related to the remaining performance obligation based on a cost input method, as described, over the remaining research term.

Kymera expects that the collaboration will expire upon completion of the initial research term. Accordingly, the Company expects to fully satisfy its performance obligation and recognize any remaining deferred revenue at that time.

Any consideration related to sales milestone payments (including royalties) will be recognized when the related milestone events or sales occur and therefore is recognized at the later of when the related sales occur or the relevant performance obligation is satisfied.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the three months ended March 31, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at March 31, 2023
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$2,537	$(2,537)	$—
Unbilled receivables - Sanofi	2,537	3,320	(2,537)	3,320
Total accounts receivable and contract assets	$2,537	$5,857	$(5,074)	$3,320
Contract liabilities:
Deferred revenue - Vertex	$8,399	$—	$(1,825)	$6,574
Deferred revenue - Sanofi	54,861	3,320	(7,641)	50,540
Total contract liabilities	$63,260	$3,320	$(9,466)	$57,114

6. Property and Equipment

Property and equipment consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Lab and office equipment under finance right-of-use asset	$5,475	$5,475
Lab equipment	4,435	4,383
Computer equipment	440	357
Furniture & fixtures	1,064	1,064
Leasehold improvements	7,802	7,802
Assets not yet in service	6,007	1,146
Total property and equipment	25,223	20,227
Less accumulated depreciation	(7,791)	(6,893)
Property and equipment, net	$17,432	$13,334

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.9 million and $0.7 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $5.5 million and $5.5 million and accumulated amortization expense of $3.0 million and $2.7 million as of March 31, 2023 and December 31, 2022, respectively.

Amortization expense related to right-of-use assets during the three months ended March 31, 2023 and 2022 was $0.4 million and $0.3 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “the 2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord for $1.6 million, which is recorded in restricted cash as of March 31, 2023 and December 31, 2022.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company expects to begin occupying in November 2023. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of March 31, 2023 and December 31, 2022. The Company also paid first month’s rent of $0.8 million upon execution of the 2021 Lease in December 2021 which is classified as other non-current assets as of March 31, 2023 and December 31, 2022.

The 2021 Lease required the landlord to build-out the base building prior to the construction of the Company’s premises. The Company concluded the accounting commencement date occurred when the landlord completed the build-out of the base building and control passed to the Company, which occurred in early January 2023. The Company assessed the classification of the 2021 Lease at the accounting commencement date and concluded the lease should be accounted for as an operating lease. The Company recorded an operating lease liability of $48.9 million, measured as the present value of the remaining lease payments discounted using the incremental borrowing rate as of the accounting commencement date. The Company recorded an operating lease right-of-use asset of $48.9 million, measured as the present value of the remaining lease payments, net of the tenant incentives.

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $2.2 million of leasehold improvements in property and equipment. The Company recorded an additional $1.4 million of leasehold improvements in excess of the tenant improvement allowance, all of which were not placed in service as of March 31, 2023.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$2,521	$524
Finance lease costs:
Amortization of right-to-use assets, finance leases	369	279
Interest expense for finance lease liabilities	52	46
Variable lease costs	220	329
Total lease costs	$3,162	$1,178

Supplemental cash flow information relating to the Company’s leases for the three months ended March 31, 2023 and 2022, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$651	$631
Operating cash flows used in finance leases	$327	$264
Financing cash flows used in finance leases	$52	$46

Weighted average remaining lease terms and discount rates as of March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Remaining lease term:
Operating lease	10.75 years	8.09 years
Finance lease	2.33 years	2.10 years
Discount Rate:
Operating lease	8.87%	10.50%
Finance lease	8.52%	8.75%

The undiscounted future lease payments for operating and finance leases as of March 31, 2023, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2023 (excluding the first quarter)	(15,639)	1,084
2024	11,482	839
2025	12,142	402
2026	12,506	133
2027	12,881	100
Thereafter	85,143	—
Total minimum lease payments	118,515	2,558
Less amounts representing interest or imputed interest	(52,086)	(230)
Present value of lease liabilities	66,429	2,328

The undiscounted future lease payments in 2023 includes approximately $17.6 million of future reimbursements related to landlord funded tenant improvements in connection with the 2021 Lease.

8. Accrued Expenses

Accrued expenses consist of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$11,097	$16,975
Payroll and payroll-related	3,592	8,149
Professional fees	2,287	1,971
Other	1,526	407
Accrued expenses	$18,502	$27,502

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2023 or December 31, 2022.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2023, there were an aggregate of 4,003,824 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2023, there were an aggregate 1,647,150 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the three months ended March 31, 2023 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,757,289	$27.60	8.01	$55,934
Granted	1,930,540	31.25
Exercised	(208,705)	7.12
Forfeited	(187,393)	39.41
Outstanding at March 31, 2023	8,291,731	$28.70	8.27	$67,120
Exercisable at March 31, 2023	3,711,610	$24.28	7.42	$48,572

The intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $5.5 million and $6.2 million, respectively.

The weighted-average fair value of options granted during the three months ended March 31, 2023 and 2022 was $18.67 and $22.96 per share, respectively.

As of March 31, 2023, the total unrecognized stock-based compensation expense for unvested stock options was $82.5 million, with a weighted average recognition period of 2.4 years.

The following table outlines our equity-based compensation expense for stock options for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research and development	$4,184	$3,689
General and administrative	4,349	3,912
Total equity-based compensation	$8,533	$7,601

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.82	5.81
Volatility	62%	62%
Risk-free interest rate	4.14%	1.59%
Dividend yield	0.00%	0.00%

Restricted Common Stock

The Company has granted shares of restricted common stock with service-based and performance-based vesting conditions. A summary of restricted stock activity during the three months ended March 31, 2023 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2022	281,843	$23.64
Granted	216,289	30.84
Vested	(28,141)	38.53
Forfeited	(17,270)	25.84
Unvested at March 31, 2023	452,721	$26.07

During the three months ended March 31, 2023 and 2022, the Company granted 216,289 and 97,974 shares of restricted common stock, respectively. As of March 31, 2023, the total unrecognized stock-based compensation expense for unvested restricted stock was $10.9 million with a weighted average recognition period of 2.8 years.

During the three months ended March 31, 2023 the Company recognized approximately $0.6 million of expense for restricted stock of which $0.4 million and $0.2 million was recorded in research and development and general and administrative expense, respectively. During the three months ended March 31, 2022 the Company recognized approximately $0.1 million for restricted stock of which an immaterial amount were included in research and development and general and administrative expense, respectively

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,729	$3,906
General and administrative	4,656	3,967
Total equity-based compensation	$9,385	$7,873

11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements.

12. Income Taxes

Income taxes for the three months ended March 31, 2023 and 2022 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three months ended March 31, 2023 and 2022, no income tax was recorded.

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(40,928)	$(36,684)
Denominator:
Weighted average common shares outstanding, basic and diluted	58,187,038	51,651,125
Net loss per share, basic and diluted	$(0.70)	$(0.71)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Unvested restricted stock	452,721	121,504
Options to purchase common stock	8,291,731	7,119,524
Total	8,744,452	7,241,028

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or are inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD. Our current clinical stage programs are IRAK4, IRAKIMiD, STAT3, and MDM2, which each address high impact targets within biologically-proven pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. We have completed our Phase 1 trial of KT-474, which included cohorts of healthy volunteers, as well as patients with hidradenitis suppurativa (HS) and atopic dermatitis (AD). In December 2022, Sanofi notified us of its intent to advance KT-474 into Phase 2 clinical trials. Phase 2 clinical trials of KT-474 will initially investigate its potential in HS and AD, with the clinical trial for the first indication initiating in 2023. With respect to our oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023. We are also evaluating KT-413, our IRAKIMiD degrader, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023. In December 2022, we received FDA clearance for our investigational new drug, or IND, application to evaluate our MDM2 degrader, KT-253, in a Phase 1 clinical trial. KT-253 has been developed to stabilize the tumor suppressor p53 and address a wide variety of p53 wild type tumor types in both solid tumors and hematologic malignancies. Our Phase 1 clinical trial of KT-253 was initiated in March 2023 and we are actively enrolling patients.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $154.8 million and $100.2 million for the years ended December 31, 2022 and 2021, respectively. We reported net losses of $40.9 million and $36.7 million for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023 and December 31, 2022 we had an accumulated deficit of $424.7 million and $383.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and complete clinical trials for current or future product candidates, including the ongoing trials of KT-474, KT-333, KT-413, and KT-253;
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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $515.9 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025 which is expected to take us past the proof-of-concept Phase 2 data for KT-474, as well as early proof-of-concept data for KT-413, KT-333 and KT-253. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

Results of Operations

Comparison of three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
Revenue—from related parties	$9,466	$9,622	$(156)
Operating expenses:
Research and development	42,227	35,944	6,283
General and administrative	12,565	10,611	1,954
Total operating expenses	54,792	46,555	8,237
Loss from operations	(45,326)	(36,933)	(8,393)
Other income, net	4,398	249	4,149
Net loss	$(40,928)	$(36,684)	$(4,244)

Collaboration revenue

We recognize revenue under each of the Vertex Agreement and Sanofi Agreement based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the Vertex Agreement and Sanofi Agreement.

Collaboration revenues were $9.5 million for the three months ended March 31, 2023, of which $7.7 million and $1.8 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $9.6 million for the three months ended March 31, 2022, of which $6.6 million and $3.0 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended March 31,		Change
	2023	2022
	(in thousands)
External research and development costs:
IRAK4	$2,568	$3,762	$(1,194)
IRAKIMiD	1,527	1,101	426
STAT3	2,359	1,524	835
MDM2	2,748	2,685	63
Other	10,416	9,811	605
Internal research and development costs	22,609	17,061	5,548
Total research and development expenses	$42,227	$35,944	$6,283

Research and development expenses were $42.2 million for the three months ended March 31, 2023, compared to $35.9 million for the three months ended March 31, 2022. The increase of $6.3 million was primarily due to an increase of $1.9 million related to increased spending on clinical activities for our IRAKIMiD, STAT3 and MDM2 programs and increased investment in our other pipeline programs and platform, as well as a $5.6 million increase in personnel, stock-based compensation, occupancy and related costs due to increases in employee headcount in the research and development functions. These increases were primarily offset by a $1.2 million reduction in direct expenses related to our clinical activities for our IRAK4 program related to the completion of phase 1 clinical activity for KT-474.

General and administrative expenses

General and administrative expenses were $12.6 million for the three months ended March 31, 2023, compared to $10.6 million for the three months ended March 31, 2022. This increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $4.7 million and $4.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Other Income, Net

Other income, net was $4.4 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022. The $4.1 million increase was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our initial public offering, or IPO, Follow-on Offering, sale of our convertible preferred stock and collaboration agreements. To date, we have received gross proceeds of $1.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, and our July 2021 follow-on offering and concurrent private placement, August 2022 private investment in public equity (“PIPE”) offering, and through our collaborations with Vertex, and Sanofi. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $515.9 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of March 31, 2023.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(43,968)	$(40,295)
Cash provided by investing activities	24,584	25,863
Cash provided by financing activities	1,159	185
Net increase in cash, cash equivalents and restricted cash	$(18,225)	$(14,247)

Cash Flow used in Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $44.0 million, primarily resulting from our net loss of $40.9 million during the period, the $6.1 million change in deferred revenue under our Sanofi and Vertex collaboration agreements, and a $5.9 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities. These were offset by adjustments for non-cash items of $8.9 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

During the three months ended March 31, 2022, cash used in operating activities was $40.3 million, primarily resulting from our net loss of $36.7 million during the period, the $8.4 million change in deferred revenue under our Sanofi and Vertex collaboration agreements, and a $4.9 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable and accrued expenses. These were offset by adjustments for non-cash items of $9.7 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

Cash Flow provided by Investing Activities

During the three months ended March 31, 2023, cash provided by investing activities was $24.6 million comprised of maturities of marketable securities of $90.4 million, partially offset by purchases of marketable securities of $61.8 million and purchases of property and equipment of $4.0 million.

During the three months ended March 31, 2022, cash provided by investing activities was $25.9 million comprised of maturities of marketable securities of $106.5 million offset by purchases of marketable securities of $80.1 million and purchases of property and equipment of $0.5 million.

Cash Flow provided by Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $1.2 million, consisting of $1.5 in proceeds from the exercise of employee stock options, partially offset by finance lease payments of $0.3 million.

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

We believe the existing cash, cash equivalents and marketable securities of $515.9 million as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD, STAT3 and MDM2 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 23, 2023.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2023, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. The global macroeconomic environment has experienced, and continues to experience, extraordinary challenges, including the highest rates of inflation in 40 years. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, among other concerns. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy, our industry and our company. If inflationary pressures continue to persist, they may continue to have an adverse impact on our consolidated financial position, results of operations and/or cash flows. As a result of the inflationary environment, however, interest rates have increased, which has resulted in higher interest income rates than were previously realized.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our initial public offering, follow-on offering and PIPE offering. From our inception through March 31, 2023, we raised an aggregate of approximately $1.03 billion of gross proceeds from such transactions and through our collaborations with Genzyme Corporation, or Sanofi, and Vertex Pharmaceuticals Incorporated, or Vertex. As of March 31, 2023, our cash and cash equivalents and investments were $515.9 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $424.7 million as of March 31, 2023. For the years ended December 31, 2022, 2021 and 2020, we reported net losses of $154.8 million, $100.2 million and $45.6 million, respectively. We reported net losses of $40.9 million and $36.7 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to sales, marketing, product manufacturing and distribution. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of the global impact of the COVID-19 pandemic, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Risks Related to Future Financial Condition

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or future commercialization efforts.

The development of pharmaceutical drugs is capital-intensive. We have commenced clinical development of KT-474, KT-413, KT-333 and KT-253. We are also currently advancing multiple development candidates through preclinical development across a number of potential indications. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

As of March 31, 2023, we had approximately $515.9 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to us from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by us, were approximately $199.8 million. Concurrent with the IPO, we announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to us from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. In August 2022, we completed a PIPE offering of our common stock and pre-funded warrants resulting in gross proceeds of $150.0 million. We expect that the approximately $515.9 million of cash and cash equivalents and investments at March 31, 2023 will be sufficient to fund our operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters) in response to the COVID-19 pandemic and any future pandemics;
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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Since that date, SVB has announced they have been acquired by First Citizens Bank and have resumed mostly normal operations. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with whom we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Delayed or lost access to working capital sources and/or delays, inability or reductions in our ability to enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in any credit agreements or credit arrangements; or
•
Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a supplier may determine that it will no longer deal with us as a customer. In addition, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses to us and may have a material adverse impact on our business.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated collaboration revenue, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•
the results of ongoing or planned clinical trials of our product candidates, including KT-474, KT-413, KT-333 and KT-253;
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

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates, including our IRAK4, IRAKIMiD, STAT3 and MDM2 programs. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Commission following scientific evaluation by the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with hidradenitis suppurativa (HS) or atopic dermatitis (AD). The program was initially placed on partial clinical hold regarding the multiple ascending dose (MAD) portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial. In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results, and the Phase 1 trial has since been completed.

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

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time, including relating to our Phase 1 clinical trials of KT-474, KT-413, KT-333 and KT-253, may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete, including data from of our Phase 1 trials of KT-474, KT-413, KT-333 and KT-253, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their diseases. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial, including our Phase 1 trials of KT-474, KT-413, KT-333 and KT-253, is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

Additionally, our planned or future clinical trials may utilize an “open-label” trial design, such as the open-label patient portion of our Phase 1 clinical trials of KT-474, KT-413, KT-333 and KT-253. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial, including our Phase 1 trials of KT-474, KT-413, KT-333 and KT-253, may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has since spread worldwide, including to Eastern Massachusetts where our primary office and laboratory space is located. The pandemic and policies and regulations implemented by governments in response to the pandemic, most of which have been lifted, have had a significant impact, both direct and indirect, on businesses and commerce. The coronavirus pandemic has evolved considerably, and led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus or any future infectious disease impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The spread of COVID-19 globally, including the ongoing identification of new variants of the virus, could adversely impact our preclinical or clinical trial operations in the U.S. and abroad, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or other infectious diseases. For example, similar to other biopharmaceutical companies, we may experience delays in enrolling subjects in our clinical trials. Infectious diseases may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, the patient populations that our lead and other core product candidates target may be particularly susceptible to infectious diseases or its variants, which may make it more difficult for us to identify patients able to enroll in our clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact that the COVID-19 or future infectious disease spread has to patient enrollment or treatment, or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

We cannot presently predict the scope and severity of additional planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA. For example, since March 2020, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval of any NDAs we may submit and an inspection cannot be completed during the review cycle due to restrictions on travel at that time, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies have announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 or future pandemics and may experience delays in their regulatory activities.

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

The process of manufacturing our current or future product candidates is complex and highly regulated. We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third parties for the manufacture of our current or future product candidates. These third-party contract manufacturing organizations, or CMOs,may not be able to provide adequate resources or capacity to meet our needs and may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications, such as any impacting the product formulation, could negatively impact our manufacturing, including by resulting in product loss or failure that requires additional manufacturing runs or a change in manufacturer, either of which could significantly increase the cost of and significantly delay the manufacture of our current or future product candidates. Changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, as our current or future product candidates progress through preclinical studies and clinical trials towards potential approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the timeframes under which modified manufacturing processes can be used for any of our current or future product candidates and additional bridging studies or trials may be required between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Any such delay could have a material adverse impact on our business, results of operations and prospects.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example,

•
in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2032 unless additional Congressional action is taken
•
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”
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
•
the federal physician payment transparency laws, including the federal Physician Payment Sunshine Act created under the ACA, which requires manufacturers of certain drugs, devices, biologics and medical supplies, among others, to track and disclose payments under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other licensed healthcare professionals (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified-nurse midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission;
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

Although we designed the Phase 1 trials of KT-474, KT-413, KT-333 and KT-253, and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the ongoing COVID-19 pandemic or any future pandemics, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

As of March 31, 2023, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 83 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

In addition, during the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions refusing registration of our trademarks. For example, in April 2021 and October 2022, respectively, the USPTO issued preliminary office action refusals against our applications to register E3 LIGASE WHOLE BODY ATLAS and E3 HUMAN ATLAS and our K & Design logo mark. While E3 LIGASE WHOLE BODY ATLAS and E3 HUMAN ATLAS have since been published and notices of allowance issued, we do not yet know whether the USPTO will issue a subsequent office action against our application for our logo mark, to which we will have to respond, and which we may not ultimately be able to overcome, or if this application will be approved for publication as well.

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

We are highly dependent on the research and development, clinical and business development expertise of Nello Mainolfi, Ph.D., our President and Chief Executive Officer, Jared Gollob, M.D., our Chief Medical Officer, Bruce Jacobs, our Chief Financial Officer and Ellen Chiniara, our Chief Legal Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of March 31, 2023, we had 174 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

We or the third parties upon whom we depend may be adversely affected by unforeseen global events, natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster

Unforeseen global events, such as increasing inflation and interest rates and the related U.S. and global economic impact or the 2022 Russian invasion of Ukraine, could adversely impact our business. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

Our stock price has been volatile and may continue to be subject to wide fluctuations in response to various factors. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies., including in connection with developments related to COVID-19, the conflict between Russia and Ukraine and related sanctions against Russia, increasing inflation rates, and interest rate changes, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. As a result of this volatility, you may lose all or part of your investment. The market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2023, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 21% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

During the quarter ended March 31, 2023, we did not have any sales of unregistered securities.

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

Kymera Therapeutics, Inc.

Date: May 4, 2023	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: May 4, 2023	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer