Form 10-Q
period 2023-06-30
Kymera Therapeutics, Inc.
filed 2023-08-03
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 55,412,304 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$52,386	$68,395
Marketable securities (Note 4)	315,188	338,771
Contract assets	4,122	2,537
Prepaid expenses and other current assets	13,706	9,713
Total current assets	$385,402	$419,416
Marketable securities, non-current (Note 4)	104,759	152,328
Property and equipment, net (Note 6)	27,494	13,334
Right-of-use assets, operating leases	55,687	8,909
Other non-current assets	2,802	3,017
Restricted cash	5,801	6,130
Total assets	$581,945	$603,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,745	$4,335
Accrued expenses (Note 8)	22,490	27,502
Deferred revenue	24,302	35,260
Operating lease liabilities	2,566	2,535
Finance lease liabilities	1,231	1,408
Other current liabilities	268	303
Total current liabilities	$54,602	$71,343
Non-current liabilities
Deferred revenue, net of current portion	20,421	28,000
Operating lease liabilities, net of current portion	70,502	12,146
Finance lease liabilities, net of current portion	762	1,246
Other non-current liabilities	230	248
Total liabilities	$146,517	$112,983
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022, 55,390,259 and 55,039,380 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	902,574	878,884
Accumulated deficit	(463,517)	(383,790)
Accumulated other comprehensive loss	(3,635)	(4,949)
Total stockholders’ equity	435,428	490,151
Total liabilities and stockholders’ equity	$581,945	$603,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three and six months ended June 30, 2023 and 2022

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration Revenue—from related parties	$16,513	$11,514	$25,979	$21,136
Operating expenses:
Research and development	$45,767	$41,293	$87,994	$77,238
General and administrative	14,129	11,031	26,694	21,642
Total operating expenses	59,896	52,324	114,688	98,880
Loss from operations	(43,383)	(40,810)	(88,709)	(77,744)
Other income (expense):
Interest and other income	4,632	594	9,085	884
Interest and other expense	(48)	(41)	(103)	(81)
Total other income:	4,584	553	8,982	803
Net loss	$(38,799)	$(40,257)	$(79,727)	$(76,941)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(597)	(767)	1,314	(3,323)
Total comprehensive loss	$(39,396)	$(41,024)	$(78,413)	$(80,264)

Net loss	$(38,799)	$(40,257)	$(79,727)	$(76,941)
Net loss per share, basic and diluted	$(0.67)	$(0.78)	$(1.37)	$(1.49)
Weighted average common stock outstanding, basic and diluted	58,326,963	51,772,440	58,257,387	51,712,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2023 and 2022

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at March 31, 2022	51,692,666	$5	$697,597	$(265,666)	$(3,216)	$428,720
Exercise of stock options	120,257	—	377	—	—	377
Vesting restricted stock	13,033	—	—	—	—	—
Issuance of shares under employee stock purchase plan	21,093	—	256	—	—	256
Stock-based compensation expense	—	—	9,622	—	—	9,622
Unrealized loss on marketable securities	—	—	—	—	(767)	(767)
Net loss	—	—	—	(40,257)	—	(40,257)
Balance at June 30, 2022	51,847,049	$5	$707,852	$(305,923)	$(3,983)	$397,951

Balance at March 31, 2023	55,276,226	$6	$889,755	$(424,718)	$(3,038)	$462,005
Exercise of stock options	67,987	—	676	—	—	676
Vesting restricted stock	6,623	—	—	—	—	—
Issuance of shares under employee stock purchase plan	39,423	—	962	—	—	962
Stock-based compensation expense	—	—	11,181	—	—	11,181
Unrealized loss on marketable securities	—	—	—	—	(597)	(597)
Net loss	—	—	—	(38,799)	—	(38,799)
Balance at June 30, 2023	55,390,259	$6	$902,574	$(463,517)	$(3,635)	$435,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2023 and 2022

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2021	51,536,181	$5	$689,275	$(228,982)	$(660)	$459,638
Exercise of stock options	262,527	—	826	—	—	826
Vesting restricted stock	27,248	—	—	—	—	—
Issuance of shares under employee stock purchase plan	21,093	—	256	—	—	256
Stock-based compensation expense	—	—	17,495	—	—	17,495
Unrealized loss on marketable securities	—	—	—	—	(3,323)	(3,323)
Net loss	—	—	—	(76,941)	—	(76,941)
Balance at June 30, 2022	51,847,049	$5	$707,852	$(305,923)	$(3,983)	$397,951

Balance at December 31, 2022	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151
Exercise of stock options	276,692	—	2,163	—	—	2,163
Vesting restricted stock	34,764	—	—	—	—	—
Issuance of shares under employee stock purchase plan	39,423	—	962	—	—	962
Stock-based compensation expense	—	—	20,565	—	—	20,565
Unrealized gain on marketable securities	—	—	—	—	1,314	1,314
Net loss	—	—	—	(79,727)	—	(79,727)
Balance at June 30, 2023	55,390,259	6	902,574	(463,517)	(3,635)	435,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(79,727)	$(76,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,565	17,495
Depreciation and amortization	1,779	1,392
Premiums and discounts on available-for-sale marketable securities	(2,743)	1,852
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,994)	630
Contract asset	(1,585)	(2,234)
Accounts payable	(513)	(1,847)
Accrued expenses and other current liabilities	(6,252)	(1,720)
Deferred revenue	(18,537)	(17,503)
Operating lease right-of-use assets	2,055	245
Operating lease liabilities	9,554	(479)
Other assets and liabilities	174	(170)
Net cash used in operating activities	$(79,224)	$(79,280)
Investing activities
Purchase of property and equipment, net	(14,777)	(1,217)
Purchases of investments	(114,477)	(144,827)
Maturities of investments	189,677	253,710
Net cash provided by investing activities	$60,423	$107,666
Financing activities
Proceeds from stock option exercises	2,163	826
Proceeds from employee stock purchase plan	962	256
Payments on finance leases	(661)	(533)
Net cash provided by financing activities	$2,464	$549
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,337)	28,935
Cash, cash equivalents and restricted cash at beginning of period	74,524	54,092
Cash, cash equivalents and restricted cash at end of period	$58,187	$83,027
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$48,833	$—
Cash paid for interest	78	86
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$1,061	$745
Purchase of property and equipment through finance lease	$—	$340

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30,
	2023	2022
Cash and cash equivalents	$52,386	$76,914
Restricted cash	5,801	6,113
Total cash, cash equivalents, and restricted cash	$58,187	$83,027

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $463.5 million as of June 30, 2023. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 (“Follow-on Offering”), August 2022 Private Investment in Public Equity (“PIPE”) offering, and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $472.3 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

During the six months ended June 30, 2023, no pre-funded warrants were exercised. As of June 30, 2023, there were 3,000,000 pre-funded warrants outstanding.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ended December 31, 2023 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2022 Annual Report on Form 10-K.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$50,450	$—	$—	$50,450
Marketable securities, current
US treasuries	42,810	—	—	42,810
US government agencies	—	131,410	—	131,410
Corporate bonds	—	140,968	—	140,968
Marketable securities, non-current
US treasuries	—	—	—	—
US government agencies	—	72,801	—	72,801
Corporate bonds	—	31,958	—	31,958
Restricted cash	5,801	—	—	5,801
Total	$99,061	$377,137	$—	$476,198

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$50,551	$—	$—	$50,551
Marketable securities, current
US treasuries	74,045	—	—	74,045
US government agencies	—	120,467	—	120,467
Corporate bonds	—	144,259	—	144,259
Marketable securities, non-current
US treasuries	19,804	—	—	19,804
US government agencies	—	58,653	—	58,653
Corporate bonds	—	73,871	—	73,871
Restricted cash	6,130			6,130
Total	$150,530	$397,250	$—	$547,780

During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at June 30, 2023 and December 31, 2022 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2023
US treasury securities	$43,330	$—	$(520)	$42,810
US government agencies	206,060	3	(1,852)	204,211
Corporate securities	174,196	1	(1,271)	172,926
Total	$423,586	$4	$(3,643)	$419,947

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
US treasury securities	$94,958	$3	$(1,111)	$93,850
US government agencies	180,967	25	(1,873)	179,119
Corporate securities	220,119	25	(2,014)	218,130
Total	$496,044	$53	$(4,998)	$491,099

As of June 30, 2023, the Company held 154 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $326.7 million. As of December 31, 2022, the Company held 149 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $330.9 million. As of June 30, 2023, the Company held 27 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $71.4 million. As of December 31, 2022, the Company held 36 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $115.0 million.

As of June 30, 2023 the Company had 138 securities with a fair value of $315.2 million with a contractual maturity of less than 12 months and 49 securities with a fair value of $104.8 million with a contractual maturity of greater than 12 months. As of December 31, 2022 the Company had 118 securities with a fair value of $338.8 million with a contractual maturity of less than 12 months and 81 securities with a fair value of $152.3 million with a contractual maturity of greater than 12 months. There were no sales of marketable securities during the six months ending June 30, 2023 and 2022.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of June 30, 2023 and December 31, 2022.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligations have not been fully satisfied as of June 30, 2023. In the three months ended June 30, 2023, the Company recognized $9.9 million in revenue under the Sanofi Agreement, of which $8.8 million was associated with Collaboration Target 1 and $1.1 million was associated with Collaboration Target 2. In the six months ended June 30, 2023, the Company recognized $17.6 million in revenue under the Sanofi Agreement, of which $15.9 million was associated with Collaboration Target 1 and $1.7 million was associated with Collaboration Target 2. In the three months ended June 30, 2022, the Company recognized $8.4 million in revenue under the Sanofi Agreement, of which $5.8 million was associated with Collaboration Target 1 and $2.6 million was associated with Collaboration Target 2. In the six months ended June 30, 2022, the Company recognized $15.0 million in revenue under the Sanofi Agreement, of which $10.0 million was associated with Collaboration Target 1 and $5.0 million was associated with Collaboration Target 2. Of the $17.6 million of revenue recognized in the six months ended June 30, 2023, $12.5 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2023 and December 31, 2022 is $44.7 million and $54.9 million, respectively. During the six months ended June 30, 2023, the Company received $5.9 million in cost reimbursement payments. No milestone or royalty payments have been received under the Sanofi Agreement. As of June 30, 2023, the Company recorded a contract asset for unbilled accounts receivable of $4.1 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the second quarter of 2023. As of June 30, 2023, the Company did not have any amounts recorded in accounts receivable under the Sanofi Agreement. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 2.5 years as of June 30, 2023.

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

Vertex Agreement

On May 9, 2019 (the “Effective Date”), the Company entered into a collaboration agreement (the “Vertex Agreement”) with Vertex to advance small molecule protein degraders against up to six targets. Under the Vertex Agreement, Vertex had the exclusive option to license the rights to the product candidates developed for the designated targets at which point Vertex would control development and commercialization. Pursuant to the Vertex Agreement, the Company was only responsible for discovery and preclinical research on the targets, and Vertex was responsible for development, manufacturing, and commercialization of the product candidates after it exercises its option to license. The initial research term of the collaboration was four (4) years, extendable for an additional one (1) year period upon mutual agreement by the parties and payment by Vertex of certain per-target fees.

The Company was eligible to receive up to $170.0 million in payments per target, including development, regulatory and commercial milestones as well as option exercise payments. In addition, Vertex ~~i~~was obligated to pay the Company tiered royalties on future net sales on any products that may result from the Vertex Agreement. None of the payments under the Vertex Agreement are refundable. The Company may also perform follow-on research for an optioned target upon Vertex’s request and at Vertex’s expense.

The term of the Vertex Agreement began on the Effective Date and expired upon the completion of the initial research term on May 9, 2023.

Vertex provided the Company with a non-refundable upfront payment of $50.0 million and purchased 3,059,695 shares of the Company’s Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”) at $6.54 a share, pursuant to a separate, but simultaneously executed Share Purchase Agreement. The shares were purchased at a premium of $5.9 million, which was included in the transaction price and will be recognized as revenue over the period of performance. As a result of this purchase, Vertex was considered a related party. As of June 30, 2023, Vertex is no longer considered a related party.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in during the three-month period ended June 30, 2023. During the three months ended June 30, 2023 and 2022, the Company recognized $6.6 million and $3.1 million, respectively, and during the six months ended June 30, 2023 and 2022, the Company recognized $8.4 million and $6.1 million, respectively, under the Vertex Agreement. All $8.4 million of revenue recognized in the six months ended June 30, 2023 was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. There were no unsatisfied performance obligations as of June 30, 2023. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue December 31, 2022 is $0 and $8.4 million, respectively.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the six months ended June 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at June 30, 2023
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$5,857	$(5,857)	$—
Unbilled receivables - Sanofi	2,537	7,442	(5,857)	4,122
Total accounts receivable and contract assets	$2,537	$13,299	$(11,714)	$4,122
Contract liabilities:
Deferred revenue - Vertex	$8,399	$—	$(8,399)	$—
Deferred revenue - Sanofi	54,861	7,442	(17,580)	44,723
Total contract liabilities	$63,260	$7,442	$(25,979)	$44,723

6. Property and Equipment

Property and equipment consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Lab and office equipment under finance right-of-use asset	$5,475	$5,475
Lab equipment	5,039	4,383
Computer equipment	440	357
Furniture & fixtures	1,064	1,064
Leasehold improvements	7,802	7,802
Assets not yet in service	16,365	1,146
Total property and equipment	36,185	20,227
Less accumulated depreciation	(8,691)	(6,893)
Property and equipment, net	$27,494	$13,334

Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.9 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $1.8 million and $1.4 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $5.5 million and $5.5 million and accumulated amortization expense of $3.4 million and $2.7 million as of June 30, 2023 and December 31, 2022, respectively.

Amortization expense related to right-of-use assets during the three months ended June 30, 2023 and 2022 was $0.4 million and $0.3 million, respectively. Amortization expense related to right-of-use assets during the six months ended June 30, 2023 and 2022 was $0.7 million and $0.6 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “the 2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of June 30, 2023 and December 31, 2022. The letter of credit totaled $1.3 million and $1.6 million as of June 30, 2023 and December 31, 2022, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company expects to begin occupying in November 2023. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of June 30, 2023 and December 31, 2022. The Company also paid first month’s rent of $0.8 million upon execution of the 2021 Lease in December 2021 which is classified as other current assets and other non-current assets as of June 30, 2023 and December 31, 2022, respectively.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $7.9 million of leasehold improvements in property and equipment. The Company recorded an additional $5.2 million of leasehold improvements in excess of the tenant improvement allowance, all of which were not placed in service as of June 30, 2023.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$2,521	$524	$5,042	$1,047
Finance lease costs:
Amortization of right-to-use assets, finance leases	370	279	739	558
Interest expense for finance lease liabilities	44	40	96	86
Variable lease costs	220	244	440	573
Total lease costs	$3,155	$1,087	$6,317	$2,264

Supplemental cash flow information relating to the Company’s leases for the six months ended June 30, 2023 and 2022, were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,320	$1,281
Operating cash flows used in finance leases	$661	$489
Financing cash flows used in finance leases	$96	$86

Weighted average remaining lease terms and discount rates as of June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
Remaining lease term:
Operating lease	10.61 years	7.84 years
Finance lease	2.21 years	1.79 years
Discount Rate:
Operating lease	8.82%	10.50%
Finance lease	8.50%	8.74%

The undiscounted future lease payments for operating and finance leases as of June 30, 2023, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2023 (excluding the first and second quarters)	$(10,618)	$705
2024	11,496	839
2025	12,142	402
2026	12,506	133
2027	12,881	100
Thereafter	85,142	—
Total minimum lease payments	$123,549	$2,179
Less amounts representing interest or imputed interest	(50,481)	(186)
Present value of lease liabilities	$73,068	$1,993

The undiscounted future lease payments in 2023 includes approximately $12.0 million of future reimbursements related to landlord funded tenant improvements in connection with the 2021 Lease.

8. Accrued Expenses

Accrued expenses consist of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Research and development expenses	$12,153	$16,975
Payroll and payroll-related	4,951	8,149
Professional fees	3,269	1,971
Other	2,117	407
Accrued expenses	$22,490	$27,502

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2023 or December 31, 2022.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2023, there were an aggregate of 3,831,967 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2023, there were an aggregate 1,607,727 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the six months ended June 30, 2023 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,757,289	$27.60	8.01	$55,934
Granted	2,396,715	30.86
Exercised	(276,692)	7.82
Forfeited	(502,705)	41.23
Outstanding at June 30, 2023	8,374,607	$28.37	8.12	$44,991
Exercisable at June 30, 2023	4,208,968	$24.45	7.31	$37,789

The intrinsic value of stock options exercised during the three months ended June 30, 2023 and 2022 was $1.4 million and $2.4 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $6.9 million and $8.7 million, respectively.

The weighted-average fair value of options granted during the three months ended June 30, 2023 and 2022 was $17.50 and $13.48, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2023 and 2022 was $18.45 and $21.08, respectively.

As of June 30, 2023, the total unrecognized stock-based compensation expense for unvested stock options was $75.2 million, with a weighted average recognition period of 2.3 years.

The following table outlines our equity-based compensation expense for stock options for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$4,976	$4,346	$9,160	$8,035
General and administrative	5,110	4,726	9,459	8,638
Total equity-based compensation	$10,086	$9,072	$18,619	$16,673

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.95	5.90	5.85	5.83
Volatility	62%	62%	62%	62%
Risk-free interest rate	3.71%	3.00%	4.06%	1.87%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the six months ended June 30, 2023 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2022	281,843	$23.64
Granted	263,986	30.65
Vested	(34,764)	36.20
Forfeited	(43,973)	27.99
Unvested at June 30, 2023	467,092	$26.26

During the three months ended June 30, 2023 and 2022, the Company granted 47,697 and 178,925 restricted stock units, respectively. During the six months ended June 30, 2023 and 2022, the Company granted 263,986 and 276,902 restricted stock units, respectively. As of June 30, 2023, the total unrecognized stock-based compensation expense for unvested restricted stock was $10.6 million with a weighted average recognition period of 2.7 years.

During the three months ended June 30, 2023 the Company recognized approximately $0.9 million of expense for restricted stock of which $0.6 million and $0.3 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2023 the Company recognized approximately $1.5 million of expense for restricted stock of which $1.0 million and $0.5 million was recorded in research and development and general and administrative expense, respectively. During the three months ended June 30, 2022 the Company recognized approximately $0.4 million of expense for restricted stock of which $0.3 million and $0.1 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2022 the Company recognized approximately $0.5 million for restricted stock of which $0.4 million and $0.1 million was recorded in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$5,704	$4,765	$10,432	$8,670
General and administrative	5,477	4,857	10,133	8,825
Total equity-based compensation	$11,181	$9,622	$20,565	$17,495

11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements.

12. Income Taxes

Income taxes for the three and six months ended June 30, 2023 and 2022 have been calculated based on an estimated annual effective tax rate and certain discrete items. For the three and six months ended June 30, 2023, less than $0.1 million in income tax related to investment income was recorded. For the three and six months ended June 30, 2022, no income tax was recorded.

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(38,799)	$(40,257)	$(79,727)	$(76,941)
Denominator:
Weighted average common shares outstanding, basic and diluted	58,326,963	51,772,440	58,257,387	51,712,081
Net loss per share, basic and diluted	$(0.67)	$(0.78)	$(1.37)	$(1.49)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net laoss per share attributable to common stockholders at June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Unvested restricted stock	467,092	281,961
Options to purchase common stock	8,374,607	7,147,795
Total	8,841,699	7,429,756

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or are inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD. Our current clinical stage programs are IRAK4, IRAKIMiD, STAT3, and MDM2, which each address high impact targets within biologically-proven pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. We have completed our Phase 1 trial of KT-474, which included cohorts of healthy volunteers, as well as patients with hidradenitis suppurativa (HS) and atopic dermatitis (AD). Phase 2 clinical trials of KT-474, conducted by our partner Sanofi, S.A, or Sanofi, will initially investigate its potential in HS and AD, with the clinical trials for both indications expected to initiate in the fourth quarter of 2023. With respect to our oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023. We are also evaluating KT-413, our IRAKIMiD degrader, in a Phase 1 clinical trial in patients with relapsed/refractory B cell lymphomas, including MYD88 mutant diffuse large B cell lymphomas (DLBCL). Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2023. Our Phase 1 clinical trial of KT-253, our MDM2 degrader, was initiated in March 2023. The study will evaluate the safety, tolerability, pharmacokinetics/pharmacodynamics, and clinical activity of ascending doses of KT-253 in adult patients with relapsed or refractory high grade myeloid malignancies, acute lymphocytic leukemia (ALL), lymphomas, and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide initial safety and proof-of-mechanism data in 2023. In June 2023, KT-253 was granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of acute myeloid leukemia.

Since our inception in 2015, we have devoted substantially all of our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $1.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO, and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 PIPE offering, and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $154.8 million and $100.2 million for the years ended December 31, 2022 and 2021, respectively. We reported net losses of $38.8 million and $40.3 million for the three months ended June 30, 2023 and 2022, respectively and $79.7 million and $76.9 million for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023 and December 31, 2022 we had an accumulated deficit of $463.5 million and $383.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and complete clinical trials for current or future product candidates, including KT-474, KT-333, KT-413, and KT-253;
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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $472.3 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025 which is expected to take us past the proof-of-concept Phase 2 data for KT-474, as well as early proof-of-concept data for KT-413, KT-333 and KT-253. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

Vertex Collaboration Agreement

On May 9, 2019, we entered into a collaboration agreement, or the Vertex Agreement, with Vertex, to advance small molecule protein degradation against up to six targets. Under the Vertex Agreement, Vertex was granted the exclusive option to license the rights to the product candidates developed through the collaboration at which point Vertex would control development and commercialization. Pursuant to the Vertex Agreement, we were responsible for discovery and preclinical research on the targets, and Vertex was responsible for development, manufacturing, and commercialization of the product candidates after it exercises its option to license. Vertex provided us with a non-refundable upfront payment of $50.0 million and purchased 3,059,695 shares of our Series B-1 Convertible Preferred Stock at $6.54 a share, pursuant to a separate, but simultaneously executed Share Purchase Agreement.

The Vertex Agreement expired upon the completion of the initial research term on May 9, 2023.

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

Results of Operations

Comparison of three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
Revenue—from related parties	$16,513	$11,514	$4,999
Operating expenses:
Research and development	45,767	41,293	4,474
General and administrative	14,129	11,031	3,098
Total operating expenses	59,896	52,324	7,572
Loss from operations	(43,383)	(40,810)	(2,573)
Other income, net	4,584	553	4,031
Net loss	$(38,799)	$(40,257)	$1,458

Collaboration revenue

We recognize revenue under each of the Vertex Agreement and Sanofi Agreement based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the Vertex Agreement and Sanofi Agreement.

Collaboration revenues were $16.5 million for the three months ended June 30, 2023, of which $9.9 million and $6.6 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $11.5 million for the three months ended June 30, 2022, of which $8.4 million and $3.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended June 30,		Change
	2023	2022
	(in thousands)
External research and development costs:
IRAK4	$4,580	$3,940	$640
IRAKIMiD	1,239	1,528	(289)
STAT3	2,521	2,070	451
MDM2	1,605	3,857	(2,252)
Other	12,754	11,372	1,382
Internal research and development costs	23,068	18,526	4,542
Total research and development expenses	$45,767	$41,293	$4,474

Research and development expenses were $45.8 million for the three months ended June 30, 2023, compared to $41.3 million for the three months ended June 30, 2022. The increase of $4.5 million was primarily due to an increase of $1.1 million in spending on our IRAK4 and STAT3 programs, a $1.4 million increase related our investment in our other pipeline programs and platform, as well as a $4.5 million increase in personnel, stock-based compensation, occupancy and related costs due to increases in employee headcount in the research and development functions. These increases were partially offset by a $2.5 million reduction in activities relating to our IRAKIMiD and MDM2 programs.

General and administrative expenses

General and administrative expenses were $14.1 million for the three months ended June 30, 2023, compared to $11.0 million for the three months ended June 30, 2022. This increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $5.5 million and $4.9 million for the three months ended June 30, 2023 and June 30, 2022, respectively.

Other Income, Net

Other income, net was $4.6 million for the three months ended June 30, 2023, compared to $0.6 million for the three months ended June 30, 2022. The $4.0 million increase was primarily due to the prevailing interest rates in the respective periods.

Comparison of six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
Revenue—from related parties	$25,979	$21,136	$4,843
Operating expenses:
Research and development	87,994	77,238	10,756
General and administrative	26,694	21,642	5,052
Total operating expenses	114,688	98,880	15,808
Loss from operations	(88,709)	(77,744)	(10,965)
Other income, net	8,982	803	8,179
Net loss	$(79,727)	$(76,941)	$(2,786)

Collaboration revenue

We recognize revenue under each of the Vertex Agreement and Sanofi Agreement based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the Vertex Agreement and Sanofi Agreement.

Collaboration revenues were $26.0 million for the six months ended June 30, 2023, of which $17.6 million and $8.4 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $21.1 million for the six months ended June 30, 2022, of which $15.0 million and $6.1 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Six Months Ended June 30,		Change
	2023	2022
	(in thousands)
External research and development costs:
IRAK4	$7,138	$7,701	$(563)
IRAKIMiD	2,776	2,630	146
STAT3	4,881	3,594	1,287
MDM2	4,352	6,542	(2,190)
Other	23,169	21,182	1,987
Internal research and development costs	45,678	35,589	10,089
Total research and development expenses	$87,994	$77,238	$10,756

Research and development expenses were $88.0 million for the six months ended June 30, 2023, compared to $77.2 million for the six months ended June 30, 2022. The increase of $10.8 million was primarily due to an increase of $1.4 million in spending on our IRAKIMiD and STAT3 programs, a $2.0 million increase related our investment in our other pipeline programs and platform, as well as a $10.1 million increase in personnel, stock-based compensation, occupancy and related costs due to increases in employee headcount in the research and development functions. These increases were partially offset by a $2.8 million reduction in activities relating to our IRAK4 and MDM2 programs.

General and administrative expenses

General and administrative expenses were $26.7 million for the six months ended June 30, 2023, compared to $21.6 million for the six months ended June 30, 2022. The $5.1 million increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $10.1 million and $8.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Other Income, Net

Other income, net was $9.0 million for the six months ended June 30, 2023, compared to $0.8 million for the six months ended June 30, 2022. The $8.2 million increase was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our initial public offering, or IPO, Follow-on Offering, sale of our convertible preferred stock and collaboration agreements. To date, we have received gross proceeds of $1.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, and our July 2021 follow-on offering and concurrent private placement, August 2022 private investment in public equity (“PIPE”) offering, and through our corporate collaborations. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $472.3 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of June 30, 2023.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(79,224)	$(79,280)
Cash provided by investing activities	60,423	107,666
Cash provided by financing activities	2,464	549
Net increase in cash, cash equivalents and restricted cash	$(16,337)	$28,935

Cash Flow used in Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $79.2 million, primarily resulting from our net loss of $79.7 million during the period, the $18.5 million change in deferred revenue under our Sanofi and Vertex collaboration agreements, and a $0.6 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities. These were offset by adjustments for non-cash items of $19.6 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

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

Cash Flow provided by Investing Activities

During the six months ended June 30, 2023, cash provided by investing activities was $60.4 million comprised of maturities of marketable securities of $189.7 million, partially offset by purchases of marketable securities of $114.5 million and purchases of property and equipment of $14.8 million.

During the six months ended June 30, 2022, cash provided by investing activities was $107.7 million comprised of maturities of marketable securities of $253.7 million offset by purchases of marketable securities of $144.8 million and purchases of property and equipment of $1.2 million.

Cash Flow provided by Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $2.5 million, consisting of $2.1 million in proceeds from the exercise of employee stock options and $1.0 million in proceeds from the employee stock purchase plan, partially offset by finance lease payments of $0.6 million.

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
•
our ability to maintain our relationships with key collaborators;
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

We believe the existing cash, cash equivalents and marketable securities of $472.3 million as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our IRAK4, IRAKIMiD, STAT3 and MDM2 programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 23, 2023.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2023, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our initial public offering, follow-on offering and PIPE offering. From our inception through June 30, 2023, we raised an aggregate of approximately $1.03 billion of gross proceeds from such transactions and through our collaborations. As of June 30, 2023, our cash and cash equivalents and investments were $472.3 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $463.5 million as of June 30, 2023. For the years ended December 31, 2022, 2021 and 2020, we reported net losses of $154.8 million, $100.2 million and $45.6 million, respectively. We reported net losses of $38.8 million and $79.7 million for the three and six months ended June 30, 2023 respectively, and $40.3 million and $76.9 million for the three and six months ended June 30, 2022, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of June 30, 2023, we had approximately $472.3 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to us from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by us, were approximately $199.8 million. Concurrent with the IPO, we announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to us from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. In August 2022, we completed a PIPE offering of our common stock and pre-funded warrants resulting in gross proceeds of $150.0 million. We expect that the approximately $472.3 million of cash and cash equivalents and investments at June 30, 2023 will be sufficient to fund our operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of a New Drug Application, or an NDA, from the FDA, in the European Union, or EU, until we receive approval of a marketing authorization application, or an MAA, from the European Commission following scientific evaluation by the EMA, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

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

Additionally, timely enrollment in clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. Some factors from any public health crisis that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

We have obtained orphan drug designation for some of our product candidates. We may also seek Orphan Drug Designation for certain of our other current or future product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

The FDA has granted Orphan Drug Designation for KT-333 for the treatment of peripheral T cell lymphoma and cutaneous T cell lymphoma and for KT-253 for the treatment of acute myeloid leukemia. As part of our business strategy, we may also seek Orphan Drug Designation for certain indications of our other current or future product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Although we designed the Phase 1 trials of KT-474, KT-413, KT-333 and KT-253, and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the COVID-19 pandemic or any future pandemics, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We have entered into collaboration and licensing arrangements and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future product candidates;

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

As of June 30, 2023, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 86 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

We are dependent on patents, know-how and proprietary technology, both our own and in-licensed from Sanofi and other collaborators. Our commercial success depends upon our ability to develop, manufacture, market and sell our current or future product candidates and use our and our licensors’ proprietary technologies without infringing the proprietary rights of third parties. Sanofi and other collaborators may have the right to terminate their respective license agreements in full in the event that we materially breach or default in the performance of any of the obligations under such license agreements. Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, the PegasusTM platform, or other technologies, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

As of June 30, 2023, we had 181 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We intend to sublease our current space in Watertown, Massachusetts for occupancy after we move to our new facility. If we are unable to sublease our space on favorable terms or if our subtenants are unable to meet their obligations under any sublease, we may be responsible for unexpected costs, which could impact our financial performance.

We currently lease 34,522 square feet of research and development and office space in Watertown, Massachusetts, which lease expires on March 31, 2030. In December 2021, we entered into a lease for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which we expect to begin occupying in November 2023. We intend to sublease our current space to third parties after we have completed the move to our new facility. In the event that we are unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease our space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur unanticipated payment obligations.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the recent COVID-19 pandemic. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not have control over these analysts. Although we have obtained research coverage from certain analysts, there can be no assurance that analysts will continue to cover us or provide favorable coverage. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. In addition, if one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of June 30, 2023, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 31% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

During the quarter ended June 30, 2023, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2023:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jeffrey Albers Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (June 22, 2023)	September 1, 2024	22,500	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2023.

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

Kymera Therapeutics, Inc.

Date: August 3, 2023	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: August 3, 2023	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer