Form 10-Q
period 2023-09-30
Kymera Therapeutics, Inc.
filed 2023-11-02
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 55,487,373 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We are very early in our development efforts and our IRAK4, STAT3 and MDM2 programs are still in early clinical development. If we are unable to advance them through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates based on our PegasusTM platform is novel and unproven, which makes it difficult to predict the time, cost of development, and likelihood of successfully developing any products.
•
Business interruptions resulting from any pandemic or similar public health crises could cause a disruption to our supply chain or the development of our product candidates and adversely impact our business.
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
•
the effect of any pandemics, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$81,051	$68,395
Marketable securities (Note 4)	276,774	338,771
Contract assets	3,778	2,537
Prepaid expenses and other current assets	14,091	9,713
Total current assets	$375,694	$419,416
Marketable securities, non-current (Note 4)	76,988	152,328
Property and equipment, net (Note 6)	36,145	13,334
Right-of-use assets, operating leases	54,955	8,909
Other non-current assets	2,802	3,017
Restricted cash	5,794	6,130
Total assets	$552,378	$603,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,978	$4,335
Accrued expenses (Note 8)	26,383	27,502
Deferred revenue	27,352	35,260
Operating lease liabilities	2,585	2,535
Finance lease liabilities	1,010	1,408
Other current liabilities	858	303
Total current liabilities	$63,166	$71,343
Non-current liabilities
Deferred revenue, net of current portion	16,421	28,000
Operating lease liabilities, net of current portion	76,605	12,146
Finance lease liabilities, net of current portion	643	1,246
Other non-current liabilities	8	248
Total liabilities	$156,843	$112,983
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, 55,450,239 and 55,039,380 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	914,363	878,884
Accumulated deficit	(516,384)	(383,790)
Accumulated other comprehensive loss	(2,450)	(4,949)
Total stockholders’ equity	395,535	490,151
Total liabilities and stockholders’ equity	$552,378	$603,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three and nine months ended September 30, 2023 and 2022

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration Revenue—from related parties	$4,728	$9,551	$30,707	$30,687
Operating expenses:
Research and development	$48,117	$43,877	$136,111	$121,115
General and administrative	14,120	10,556	40,814	32,198
Total operating expenses	62,237	54,433	176,925	153,313
Loss from operations	(57,509)	(44,882)	(146,218)	(122,626)
Other income (expense):
Interest and other income	4,683	1,916	13,768	2,800
Interest and other expense	(41)	(36)	(144)	(117)
Total other income:	4,642	1,880	13,624	2,683
Net loss	$(52,867)	$(43,002)	$(132,594)	$(119,943)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1,185	(1,930)	2,499	(5,253)
Total comprehensive loss	$(51,682)	$(44,932)	$(130,095)	$(125,196)

Net loss	$(52,867)	$(43,002)	$(132,594)	$(119,943)
Net loss per share, basic and diluted	$(0.90)	$(0.79)	$(2.27)	$(2.28)
Weighted average common stock outstanding, basic and diluted	58,421,859	54,535,514	58,312,813	52,600,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2023 and 2022

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at June 30, 2022	51,847,049	$5	$707,852	$(305,923)	$(3,983)	$397,951
Issuance of common stock and accompanying pre-funded warrants from private placement, net of issuance costs of $174	2,769,228	1	149,825	—	—	149,826
Exercise of stock options	125,534	—	964	—	—	964
Vesting restricted stock	9,618	—	—	—	—	—
Stock-based compensation expense	—	—	9,076	—	—	9,076
Unrealized loss on marketable securities	—	—	—	—	(1,930)	(1,930)
Net loss	—	—	—	(43,002)	—	(43,002)
Balance at September 30, 2022	54,751,429	$6	$867,717	$(348,925)	$(5,913)	$512,885

Balance at June 30, 2023	55,390,259	$6	$902,574	$(463,517)	$(3,635)	$435,428
Exercise of stock options	58,373	—	135	—	—	135
Vesting restricted stock	1,607	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,654	—	—	11,654
Unrealized gain on marketable securities	—	—	—	—	1,185	1,185
Net loss	—	—	—	(52,867)	—	(52,867)
Balance at September 30, 2023	55,450,239	$6	$914,363	$(516,384)	$(2,450)	$395,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2023 and 2022

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2021	51,536,181	$5	$689,275	$(228,982)	$(660)	$459,638
Issuance of common stock and accompanying pre-funded warrants from private placement, net of issuance costs of $174	2,769,228	1	149,825	—	—	$149,826
Exercise of stock options	388,061	—	1,790	—	—	1,790
Vesting restricted stock	36,866	—	—	—	—	—
Issuance of shares under employee stock purchase plan	21,093	—	256	—	—	256
Stock-based compensation expense	—	—	26,571	—	—	26,571
Unrealized loss on marketable securities	—	—	—	—	(5,253)	(5,253)
Net loss	—	—	—	(119,943)	—	(119,943)
Balance at September 30, 2022	54,751,429	$6	$867,717	$(348,925)	$(5,913)	$512,885

Balance at December 31, 2022	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151
Exercise of stock options	335,065	—	2,297	—	—	2,297
Vesting restricted stock	36,371	—	—	—	—	—
Issuance of shares under employee stock purchase plan	39,423	—	962	—	—	962
Stock-based compensation expense	—	—	32,220	—	—	32,220
Unrealized gain on marketable securities	—	—	—	—	2,499	2,499
Net loss	—	—	—	(132,594)	—	(132,594)
Balance at September 30, 2023	55,450,239	6	914,363	(516,384)	(2,450)	395,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(132,594)	$(119,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,220	26,571
Depreciation and amortization	2,674	2,159
Premiums and discounts on available-for-sale marketable securities	(3,960)	1,794
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,378)	(512)
Contract asset	(1,241)	(2,747)
Accounts payable	507	2,321
Accrued expenses and other current liabilities	(3,613)	1,677
Deferred revenue	(19,487)	(24,172)
Operating lease right-of-use assets	2,787	378
Operating lease liabilities	15,675	(738)
Other assets and liabilities	539	(337)
Net cash used in operating activities	$(110,871)	$(113,549)
Investing activities
Purchase of property and equipment, net	(22,855)	(2,463)
Purchases of investments	(143,647)	(298,736)
Maturities of investments	287,436	371,384
Net cash provided by investing activities	$120,934	$70,185
Financing activities
Proceeds from issuance of common stock and accompanying pre-funded warrants from private placement, net of issuance costs	—	149,825
Proceeds from stock option exercises	2,297	1,790
Proceeds from employee stock purchase plan	962	256
Payments on finance leases	(1,001)	(825)
Net cash provided by financing activities	$2,258	$151,046
Net increase in cash, cash equivalents and restricted cash	12,321	107,682
Cash, cash equivalents and restricted cash at beginning of period	74,524	54,092
Cash, cash equivalents and restricted cash at end of period	$86,845	$161,774
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$48,833	$—
Cash paid for interest	115	124
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$2,762	$340
Purchase of property and equipment through finance lease	$—	$87

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30,
	2023	2022
Cash and cash equivalents	$81,051	$155,658
Restricted cash	5,794	6,116
Total cash, cash equivalents, and restricted cash	$86,845	$161,774

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $516.4 million as of September 30, 2023. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 (“Follow-on Offering”), August 2022 Private Investment in Public Equity (“PIPE”) offering, and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $434.8 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

During the nine months ended September 30, 2023, no pre-funded warrants were exercised. As of September 30, 2023, there were 3,000,000 pre-funded warrants outstanding.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ended December 31, 2023 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2022 Annual Report on Form 10-K.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$54,291	$—	$—	$54,291
US government agencies	13,883	—	—	13,883
Commercial Paper	8,937	—	—	8,937
Marketable securities, current
US treasuries	26,117	—	—	26,117
US government agencies	—	141,331	—	141,331
Corporate bonds	—	109,326	—	109,326
Marketable securities, non-current
US government agencies	—	50,200	—	50,200
Corporate bonds	—	26,788	—	26,788
Restricted cash	5,794	—	—	5,794
Total	$109,022	$327,645	$—	$436,667

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$50,551	$—	$—	$50,551
Marketable securities, current
US treasuries	74,045	—	—	74,045
US government agencies	—	120,467	—	120,467
Corporate bonds	—	144,259	—	144,259
Marketable securities, non-current
US treasuries	19,804	—	—	19,804
US government agencies	—	58,653	—	58,653
Corporate bonds	—	73,871	—	73,871
Restricted cash	6,130			6,130
Total	$150,530	$397,250	$—	$547,780

During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at September 30, 2023 and December 31, 2022 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2023
US treasury securities	$26,415	$—	$(298)	$26,117
US government agencies	192,787	1	(1,257)	191,531
Corporate securities	137,009	—	(895)	136,114
Total	$356,211	$1	$(2,450)	$353,762

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
US treasury securities	$94,958	$3	$(1,111)	$93,850
US government agencies	180,967	25	(1,873)	179,119
Corporate securities	220,119	25	(2,014)	218,130
Total	$496,044	$53	$(4,998)	$491,099

As of September 30, 2023, the Company held 106 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $231.5 million. As of December 31, 2022, the Company held 149 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $330.9 million. As of September 30, 2023, the Company held 56 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $114.8 million. As of December 31, 2022, the Company held 36 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $115.0 million.

As of September 30, 2023 the Company had 125 securities with a fair value of $276.8 million with a contractual maturity of less than 12 months and 39 securities with a fair value of $77.0 million with a contractual maturity of greater than 12 months. As of December 31, 2022 the Company had 118 securities with a fair value of $338.8 million with a contractual maturity of less than 12 months and 81 securities with a fair value of $152.3 million with a contractual maturity of greater than 12 months. There were no sales of marketable securities during the nine months ending September 30, 2023 and 2022.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of September 30, 2023 and December 31, 2022.

5. Collaborations

Sanofi Agreement

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

In September 2023, the Company and Sanofi mutually agreed to cease activities related to Collaboration Target 2.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Reimbursement consideration added to the transaction price will be recognized as revenue on the same pattern as Collaboration Target 1, with a cumulative catch-up upon becoming unconstrained. The performance obligation associated with Collaboration Target 1 has not been fully satisfied as of September 30, 2023. The performance obligation associated with Collaboration Target 2 was fully satisfied as of September 30, 2023. In the three months ended September 30, 2023, the Company recognized $4.7 million in revenue under the Sanofi Agreement, of which $4.0 million was associated with Collaboration Target 1 and $0.7 million was associated with Collaboration Target 2. In the nine months ended September 30, 2023, the Company recognized $22.3 million in revenue under the Sanofi Agreement, of which $19.8 million was associated with Collaboration Target 1 and $2.5 million was associated with Collaboration Target 2. In the three months ended September 30, 2022, the Company recognized $7.1 million in revenue under the

Sanofi Agreement, of which $4.5 million was associated with Collaboration Target 1 and $2.6 million was associated with Collaboration Target 2. In the nine months ended September 30, 2022, the Company recognized $22.1 million in revenue under the Sanofi Agreement, of which $14.5 million was associated with Collaboration Target 1 and $7.6 million was associated with Collaboration Target 2. Of the $22.3 million of revenue recognized in the nine months ended September 30, 2023, $14.5 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue as of September 30, 2023 and December 31, 2022 was $43.8 million and $54.9 million, respectively. During the nine months ended September 30, 2023, the Company received $10.0 million in cost reimbursement payments. As of September 30, 2023, no milestone or royalty payments have been received under the Sanofi Agreement. As of September 30, 2023, the Company recorded a contract asset for unbilled accounts receivable of $3.8 million related to reimbursable research and development costs under the Sanofi Agreement for activities related to Collaboration Target 1 performed during the third quarter of 2023. As of September 30, 2023, the Company did not have any amounts recorded in accounts receivable under the Sanofi Agreement. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 2.3 years as of September 30, 2023.

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

The Company was eligible to receive up to $170.0 million in payments per target, including development, regulatory and commercial milestones as well as option exercise payments. In addition, Vertex was obligated to pay the Company tiered royalties on future net sales on any products that may result from the Vertex Agreement. None of the payments under the Vertex Agreement are refundable. The Company may also perform follow-on research for an optioned target upon Vertex’s request and at Vertex’s expense.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. No revenue was recognized during the three months ended September 30, 2023, under the Vertex Agreement. During the three months ended September 30, 2022, the Company recognized $2.5 million, and during the nine months ended September 30, 2023 and 2022, the Company recognized $8.4 million and $8.6 million, respectively, under the Vertex Agreement. All $8.4 million of revenue recognized in the nine months ended September 30, 2023 was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. There were no unsatisfied performance obligations as of September 30, 2023. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at September 30, 2023 and December 31, 2022 is $0 and $8.4 million, respectively.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the nine months ended September 30, 2023 (in thousands):

	Balance at December 31, 2022	Additions	Deductions	Balance at September 30, 2023
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$9,979	$(9,979)	$—
Unbilled receivables - Sanofi	2,537	11,220	(9,979)	3,778
Total accounts receivable and contract assets	$2,537	$21,199	$(19,958)	$3,778
Contract liabilities:
Deferred revenue - Vertex	$8,399	$—	$(8,399)	$—
Deferred revenue - Sanofi	54,861	11,220	(22,308)	43,773
Total contract liabilities	$63,260	$11,220	$(30,707)	$43,773

6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Lab and office equipment under finance right-of-use asset	$5,438	$5,475
Lab equipment	5,039	4,383
Computer equipment	478	357
Furniture & fixtures	1,064	1,064
Leasehold improvements	7,802	7,802
Assets not yet in service	25,873	1,146
Total property and equipment	45,694	20,227
Less accumulated depreciation	(9,549)	(6,893)
Property and equipment, net	$36,145	$13,334

Depreciation expense for the three months ended September 30, 2023 and 2022 was $0.9 million and $0.8 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $2.7 million and $2.2 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $5.4 million and $5.5 million and accumulated amortization expense of $3.7 million and $2.7 million as of September 30, 2023 and December 31, 2022, respectively.

Amortization expense related to right-of-use assets during the three months ended September 30, 2023 and 2022 was $0.4 million and $0.3 million, respectively. Amortization expense related to right-of-use assets during the nine months ended September 30, 2023 and 2022 was $1.1 million and $0.9 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “the 2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of September 30, 2023 and December 31, 2022. The letter of credit totaled $1.3 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company expects to begin occupying in December 2023. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of September 30, 2023 and December 31, 2022. The Company also paid first month’s rent of $0.8 million upon execution of the 2021 Lease in December 2021 which is classified as other current assets and other non-current assets as of September 30, 2023 and December 31, 2022, respectively.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $12.9 million of leasehold improvements in property and equipment. The Company recorded an additional $8.5 million of leasehold improvements in excess of the tenant improvement allowance, all of which were not placed in service as of September 30, 2023.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$2,521	$524	$7,562	$1,571
Finance lease costs:
Amortization of right-to-use assets, finance leases	369	297	1,108	855
Interest expense for finance lease liabilities	37	39	133	124
Variable lease costs	273	297	712	870
Total lease costs	$3,200	$1,157	$9,515	$3,420

Supplemental cash flow information relating to the Company’s leases for the nine months ended September 30, 2023 and 2022, were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,989	$1,931
Operating cash flows used in finance leases	$1,001	$833
Financing cash flows used in finance leases	$133	$124

Weighted average remaining lease terms and discount rates as of September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
Remaining lease term:
Operating lease	10.45 years	7.59 years
Finance lease	2.13 years	1.81 years
Discount Rate:
Operating lease	8.78%	10.50%
Finance lease	8.48%	8.73%

The undiscounted future lease payments for operating and finance leases as of September 30, 2023, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2023 (fourth quarter)	$(6,285)	$328
2024	11,496	839
2025	12,142	402
2026	12,506	133
2027	12,881	100
Thereafter	85,143	—
Total minimum lease payments	$127,883	$1,802
Less amounts representing interest or imputed interest	(48,693)	(149)
Present value of lease liabilities	$79,190	$1,653

The undiscounted future lease payments in 2023 includes approximately $7.0 million of future reimbursements related to landlord funded tenant improvements in connection with the 2021 Lease.

8. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Research and development expenses	$11,369	$16,975
Payroll and payroll-related	8,057	8,149
Professional fees	3,644	1,971
Other	3,313	407
Accrued expenses	$26,383	$27,502

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2023 or December 31, 2022.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2023, there were an aggregate of 3,776,080 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2023, there were an aggregate 1,607,727 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the nine months ended September 30, 2023 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,757,289	$27.60	8.01	$55,934
Granted	2,525,540	30.41
Exercised	(335,065)	6.86
Forfeited	(697,825)	40.11
Outstanding at September 30, 2023	8,249,939	$28.25	7.90	$21,333
Exercisable at September 30, 2023	4,574,209	$24.87	7.15	$19,715

The intrinsic value of stock options exercised during the three months ended September 30, 2023 and 2022 was $1.1 million and $2.8 million, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $7.9 million and $11.5 million, respectively.

The weighted-average fair value of options granted during the three months ended September 30, 2023 and 2022 was $13.35 and $14.18, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2023 and 2022 was $18.19 and $20.62, respectively.

As of September 30, 2023, the total unrecognized stock-based compensation expense for unvested stock options was $64.9 million, with a weighted average recognition period of 2.2 years.

The following table outlines our equity-based compensation expense for stock options for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,931	$4,348	$14,091	$12,383
General and administrative	5,440	4,052	14,899	12,689
Total equity-based compensation	$10,371	$8,400	$28,990	$25,072

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	6.08	6.01	5.86	5.84
Volatility	62%	63%	62%	62%
Risk-free interest rate	4.14%	3.01%	4.06%	1.95%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the nine months ended September 30, 2023 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2022	281,843	$23.64
Granted	393,556
Vested	(36,371)
Forfeited	(51,361)
Unvested at September 30, 2023	587,667	$25.60

During the nine months ended September 30, 2023 and 2022, the Company granted 393,556 and 283,328 restricted stock units, respectively. As of September 30, 2023, the total unrecognized stock-based compensation expense for unvested restricted stock was $12.3 million with a weighted average recognition period of 2.6 years.

During the three months ended September 30, 2023 the Company recognized approximately $1.1 million of expense for restricted stock of which $0.7 million and $0.4 million was recorded in research and development and general and administrative expense, respectively. During the nine months ended September 30, 2023 the Company recognized approximately $2.6 million of expense for restricted stock of which $1.7 million and $0.9 million was recorded in research and development and general and administrative expense, respectively. During the three months ended September 30, 2022 the Company recognized approximately $0.5 million of expense for restricted stock of which $0.4 million and $0.1 million was recorded in research and development and general and administrative expense, respectively. During the nine months ended September 30, 2022 the Company recognized approximately $0.9 million for restricted stock of which $0.7 million and $0.2 million was recorded in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$5,795	$4,852	$16,227	$13,522
General and administrative	5,860	4,224	15,993	13,049
Total equity-based compensation	$11,655	$9,076	$32,220	$26,571

11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements.

12. Income Taxes

Income taxes for the three and nine months ended September 30, 2023 and 2022 have been calculated based on an estimated annual effective tax rate and certain discrete items. The company recorded income tax expense related to investment income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, no income tax was recorded.

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(52,867)	$(43,002)	$(132,594)	$(119,943)
Denominator:
Weighted average common shares outstanding, basic and diluted	58,421,859	54,535,514	58,312,813	52,600,103
Net loss per share, basic and diluted	$(0.90)	$(0.79)	$(2.27)	$(2.28)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2023	2022
Unvested restricted stock	587,667	274,291
Options to purchase common stock	8,249,939	7,017,631
Total	8,837,606	7,291,922

14. Subsequent Events

In October of 2023, the Company's collaboration partner, Sanofi, dosed the first patient in the first randomized Phase 2 clinical trial evaluating KT-474. Sanofi is conducting the Phase 2 study in HS, and has initiated a second randomized Phase 2 trial in AD. Under the terms of the collaboration, dosing of the first patient in the first Phase 2 clinical trial generated a $40 million milestone. Dosing of the first patient in the AD trial will also generate an additional milestone payment to the Company upon occurrence.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics that selectively degrade disease-causing proteins by harnessing the body’s own natural protein degradation system. Our proprietary targeted protein degradation, or TPD, platform, which we refer to as Pegasus™, allows us to discover highly selective small molecule protein degraders with activity against disease-causing proteins throughout the body. We believe that our small molecule protein degraders have unique advantages over existing therapies and allow us to address a large portion of the human genome that was previously intractable with traditional modalities. We focus on biological pathways that have been clinically validated but where key biological nodes/proteins have not been drugged or are inadequately drugged. To date, we have utilized our Pegasus™ platform to design novel protein degraders focused in the areas of immunology-inflammation and oncology, and we continue to apply our platform’s capabilities to additional therapeutic areas. We have a mission to drug all target classes in human cells using TPD. Our current clinical stage programs are IRAK4, STAT3, and MDM2, which each address high impact targets within biologically-proven pathways, providing the opportunity to treat a broad range of immune-inflammatory diseases, hematologic malignancies, and solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. We have completed our Phase 1 trial of KT-474, which included cohorts of healthy volunteers, as well as patients with hidradenitis suppurativa (HS) and atopic dermatitis (AD). Phase 2 clinical trials of KT-474, conducted by our partner Sanofi, S.A, or Sanofi, are initially investigating its potential in HS and AD. The clinical trials for both indications have been initiated, and Sanofi recently dosed the first patient in the HS trial. With respect to our clinical oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to present additional clinical data in 2023. In September 2023, we announced that the U.S Food and Drug Administration, or FDA, granted KT-333 Fast Track Designation for the treatment of relapsed/refractory peripheral T cell lymphoma, and indication for which we have previously received Orphan Drug Designation for. Our Phase 1 clinical trial of KT-253, our MDM2 degrader, was initiated in March 2023. The study will evaluate the safety, tolerability, pharmacokinetics/pharmacodynamics, and clinical activity of ascending doses of KT-253 in adult patients with relapsed or refractory high grade myeloid malignancies, acute lymphocytic leukemia (ALL), lymphomas, and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we provided initial safety, proof-of-mechanism and proof-of-concept data in November of 2023. We expect to share additional clinical data in 2024. In June 2023, KT-253 was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia. At the end of October 2023, we made the decision to discontinue the development of our KT-413 (IRAKIMiD) program, despite reaching expected degradation levels and a lack of dose-limiting toxicities, in order to focus resources to support our growing immunology pipeline.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $1.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO, and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 PIPE offering, and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $154.8 million and $100.2 million for the years ended December 31, 2022 and 2021, respectively. We reported net losses of $52.9 million and $43.0 million for the three months ended September 30, 2023 and 2022, respectively and $132.6 million and $119.9 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023 and December 31, 2022 we had an accumulated deficit of $516.4 million and $383.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $434.8 million. We believe the existing cash, cash equivalents and marketable securities on hand, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2026 which is expected to take us past the proof-of-concept Phase 2 data for KT-474, as well as additional proof-of-concept data for KT-333 and KT-253. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

Additionally with respect to Sanofi, on December 2, 2022, Sanofi provided the Company with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials. The Company is entitled to receive milestone payments upon the dosing of the first Phase 2 patient(s) per indication up to a specified number of indications as further set forth in the Amended Sanofi Agreement. Phase 2 clinical trials of KT-474 will initially investigate its potential in HS and AD with the clinical trial for the both indications having been initiated in 2023.

In September 2023, the Company and Sanofi mutually agreed to cease activities related to Collaboration Target 2.

Operating expenses

Our operating expenses since inception have consisted solely of research and development expenses and general and administrative expenses.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of targeted protein degradation therapeutics, including those in our initial programs, IRAK4, STAT3 and MDM2. These research efforts and costs, which also support the development of, and enhancements to, our PegasusTM platform, include external research costs, personnel costs, supplies, license fees and facility-related expenses. We expense research and development costs as incurred. These expenses include:

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

Other Income (Expense)

Interest and other income and expense, net

Interest and other income and expense consists of interest earned on our invested cash balances and interest expense related to our financing leases.

Results of Operations

Comparison of three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
Revenue—from related parties	$4,728	$9,551	$(4,823)
Operating expenses:
Research and development	48,117	43,877	4,240
General and administrative	14,120	10,556	3,564
Total operating expenses	62,237	54,433	7,804
Loss from operations	(57,509)	(44,882)	(12,627)
Other income, net	4,642	1,880	2,762
Net loss	$(52,867)	$(43,002)	$(9,865)

Collaboration revenue

We recognize revenue under each of our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $4.7 million for the three months ended September 30, 2023, the entirety of which is attributable to our collaboration agreement with Sanofi. Collaboration revenues were $9.6 million for the three months ended September 30, 2022, of which $7.1 million and $2.5 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended September 30,		Change
	2023	2022
	(in thousands)
External research and development costs:
IRAK4	$3,170	$5,470	$(2,300)
IRAKIMiD	1,010	1,148	(138)
STAT3	3,355	3,164	191
MDM2	1,684	3,308	(1,624)
Other	14,688	11,507	3,181
Internal research and development costs	24,210	19,280	4,930
Total research and development expenses	$48,117	$43,877	$4,240

Research and development expenses were $48.1 million for the three months ended September 30, 2023, compared to $43.9 million for the three months ended September 30, 2022. The increase of $4.2 million was primarily due to a $4.9 million increase in personnel, stock-based compensation, and occupancy related costs due to increases in employee headcount in the research and development functions and a $3.2 million increase related our investment in our other pipeline programs and platform. These increases were partially offset by a $2.3 million reduction in activities relating to our IRAK4 program, as well as a $1.6 million reduction in activities related to our MDM2 programs.

General and administrative expenses

General and administrative expenses were $14.1 million for the three months ended September 30, 2023, compared to $10.6 million for the three months ended September 30, 2022. This increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $5.9 million and $4.2 million for the three months ended September 30, 2023 and September 30, 2022, respectively.

Other Income, Net

Other income, net was $4.6 million for the three months ended September 30, 2023, compared to $1.9 million for the three months ended September 30, 2022. The $2.7 million increase was primarily due to the prevailing interest rates in the respective periods.

Comparison of nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
Revenue—from related parties	$30,707	$30,687	$20
Operating expenses:
Research and development	136,111	121,115	14,996
General and administrative	40,814	32,198	8,616
Total operating expenses	176,925	153,313	23,612
Loss from operations	(146,218)	(122,626)	(23,592)
Other income, net	13,624	2,683	10,941
Net loss	$(132,594)	$(119,943)	$(12,651)

Collaboration revenue

We recognize revenue under each of our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $30.7 million for the nine months ended September 30, 2023, of which $22.3 million and $8.4 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively. Collaboration revenues were $30.7 million for the nine months ended September 30, 2022, of which $22.1 million and $8.6 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Nine Months Ended September 30,		Change
	2023	2022
	(in thousands)
External research and development costs:
IRAK4	$10,308	$13,171	$(2,863)
IRAKIMiD	3,786	3,778	8
STAT3	8,342	6,757	1,585
MDM2	6,037	9,850	(3,813)
Other	37,857	32,689	5,168
Internal research and development costs	69,781	54,870	14,911
Total research and development expenses	$136,111	$121,115	$14,996

Research and development expenses were $136.1 million for the nine months ended September 30, 2023, compared to $121.1 million for the nine months ended September 30, 2022. The increase of $15.0 million was primarily due to an increase of $14.9 million increase in personnel, stock-based compensation and occupancy related costs due to increases in employee headcount in the research and development functions,a $5.2 million increase related our investment in our other pipeline programs and platform, as well as a $1.6 million increase in spending on our STAT3 program. These increases were partially offset by a $6.7 million reduction in activities relating to our IRAK4 and MDM2 programs.

General and administrative expenses

General and administrative expenses were $40.8 million for the nine months ended September 30, 2023, compared to $32.2 million for the nine months ended September 30, 2022. The $8.6 million increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $16.0 million and $13.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively

Other Income, Net

Other income, net was $13.6 million for the nine months ended September 30, 2023, compared to $2.7 million for the nine months ended September 30, 2022. The $10.9 million increase was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from our initial public offering, or IPO, Follow-on Offering, sale of our convertible preferred stock and collaboration agreements. To date, we have received gross proceeds of $1.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, and our July 2021 follow-on offering and concurrent private placement, August 2022 private investment in public equity (“PIPE”) offering, and through our corporate collaborations. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $434.8 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of September 30, 2023.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(110,871)	$(113,549)
Cash provided by investing activities	120,934	70,185
Cash provided by financing activities	2,258	151,046
Net increase in cash, cash equivalents and restricted cash	$12,321	$107,682

Cash Flow used in Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $110.9 million, primarily resulting from our net loss of $132.6 million during the period and the $19.5 million change in deferred revenue related to our collaboration agreements. These were offset by a $10.2 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities. and adjustments for non-cash items of $30.9 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

During the nine months ended September 30, 2022, cash used in operating activities was $113.5 million, primarily resulting from our net loss of $119.9 million during the period and changes in working capital including the $24.1 million change in deferred revenue related to our collaboration agreements. These were offset by adjustments for non-cash items of $30.5 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available-sale-securities).

Cash Flow provided by Investing Activities

During the nine months ended September 30, 2023, cash provided by investing activities was $121.0 million comprised of maturities of marketable securities of $287.4 million, partially offset by purchases of marketable securities of $143.6 million and purchases of property and equipment of $22.8 million.

During the nine months ended September 30, 2022, cash provided by investing activities was $70.2 million comprised of maturities of marketable securities of $371.4 million, partially offset by purchases of marketable securities of $298.7 million and purchases of property and equipment of $2.5 million.

Cash Flow provided by Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $2.3 million, consisting of $2.3 million in proceeds from the exercise of employee stock options and $1.0 million in proceeds from the employee stock purchase plan, partially offset by finance lease payments of $1.0 million.

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

We believe the existing cash, cash equivalents and marketable securities of $434.8 million as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Market volatility resulting from macroeconomic factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 23, 2023.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2023, we had no significant liabilities denominated in foreign currencies.

Inflation generally affects us by increasing our cost of labor, third party vendors, and clinical trial costs. The global macroeconomic environment has experienced, and continues to experience, extraordinary challenges. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, among other concerns. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy, our industry and our company. If inflationary pressures continue to persist, they may continue to have an adverse impact on our consolidated financial position, results of operations and/or cash flows. As a result of the inflationary environment, however, interest rates have increased, which has resulted in higher interest income rates than were previously realized.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our existing collaborations and our initial public offering, follow-on offering and PIPE offering. From our inception through September 30, 2023, we raised an aggregate of approximately $1.03 billion of gross proceeds from such transactions and through our collaborations. As of September 30, 2023, our cash and cash equivalents and investments were $434.8 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $516.4 million as of September 30, 2023. For the years ended December 31, 2022, 2021 and 2020, we reported net losses of $154.8 million, $100.2 million and $45.6 million, respectively. We reported net losses of $52.9 million and $132.6 million for the three and nine months ended September 30, 2023 respectively, and $43.0 million and $119.9 million for the three and nine months ended September 30, 2022, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
initiate and complete preclinical studies and clinical trials for current or future product candidates
•
prepare and submit Investigational New Drug applications, or INDs, with the FDA, for future product candidates;
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

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to sales, marketing, product manufacturing and distribution. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Risks Related to Future Financial Condition

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or future commercialization efforts.

The development of pharmaceutical drugs is capital-intensive. We are engaged in clinical development activities on various programs and are also currently advancing multiple development candidates through preclinical development across a number of potential indications. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

As of September 30, 2023, we had approximately $434.8 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to us from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by us, were approximately $199.8 million. Concurrent with the IPO, we announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to us from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. In August 2022, we completed a PIPE offering of our common stock and pre-funded warrants resulting in gross proceeds of $150.0 million. We expect that the approximately $434.8 million of cash and cash equivalents and investments at September 30, 2023 will be sufficient to fund our operations into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters);
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

•
the results of ongoing or planned clinical trials of our product candidates;
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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our most advanced development programs, IRAK4, STAT3 and MDM2, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases as well as numerous cancers. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We depend heavily on the successful development of our lead programs. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Commission following scientific evaluation by the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with hidradenitis suppurativa (HS) or atopic dermatitis (AD). The program was initially placed on partial clinical hold regarding the multiple ascending dose (MAD) portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial. In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results, and the Phase 1 trial has since been completed.

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
•
the FDA or applicable foreign regulatory agency may be delayed in its review processes due to staffing or other constraints; or
•
the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete, including data from of our clinical trials, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their diseases. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial, is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

Additionally, our planned or future clinical trials may utilize an “open-label” trial design, such as the open-label patient portion of our Phase 1 clinical trials of KT-474, KT-333 and KT-253. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial, including our Phase 1 trials of KT-474, KT-333 and KT-253, may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

A pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidate.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For example, in December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China and has since spread worldwide, including to Eastern Massachusetts where our primary office and laboratory space is located. The pandemic and policies and regulations implemented by governments in response to the pandemic, most of which have been lifted, have had a significant impact, both direct and indirect, on businesses and commerce. The coronavirus pandemic has evolved considerably, and led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures which now have been lifted. The extent to which any future pandemic impacts our operations or those of our third-party partners, including our preclinical studies or clinical trial operations, will also depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of disease and the actions to contain the disease or treat its impact, among others. For example, similar to other biopharmaceutical companies, we may experience delays in enrolling subjects in our clinical trials. Infectious diseases may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, the patient populations that our lead and other core product candidates target may be particularly susceptible to infectious diseases or its variants, which may make it more difficult for us to identify patients able to enroll in our clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact that any future infectious disease spread has to patient enrollment or treatment, or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

We may seek approval of KT-474, KT-333, KT-253 or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of KT-474, KT-333, KT-253 or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Although we designed the Phase 1 trials of KT-474, KT-333 and KT-253, and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the COVID-19 pandemic or any future pandemics, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary PegasusTM platform, our initial IRAK4, STAT3 and MDM2 programs, which are our most advanced development programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patent applications and one patent related to our platform E3 ligase ligand technology and our novel bifunctional degrader compounds, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related methods.

As of September 30, 2023, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 87 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

We are highly dependent on the research and development, clinical and business development expertise of Nello Mainolfi, Ph.D., our President and Chief Executive Officer, Jared Gollob, M.D., our Chief Medical Officer, Bruce Jacobs, our Chief Financial Officer, Ellen Chiniara, our Chief Legal Officer and Jeremy Chadwick, our Chief Operating Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of September 30, 2023, we had 192 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

We or the third parties upon whom we depend may be adversely affected by unforeseen global events, natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Unforeseen global events, such as macroeconomic conditions, outbreaks of violence, or geopolitical instability could adversely impact our business. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

We currently lease 34,522 square feet of research and development and office space in Watertown, Massachusetts, which lease expires on March 31, 2030. In December 2021, we entered into a lease for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which we expect to begin occupying in December 2023. We intend to sublease our current space to third parties after we have completed the move to our new facility. In the event that we are unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease our space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur unanticipated payment obligations.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of September 30, 2023, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 31% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2023, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

There were no trading arrangements for the purchase or sale of our securities entered into, modified or terminated by our Directors or Officers during the third quarter of 2023.

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

Kymera Therapeutics, Inc.

Date: November 2, 2023	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: November 2, 2023	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer