Form 10-K
period 2023-12-31
Kymera Therapeutics, Inc.
filed 2024-02-22
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2023, was $1,012.8 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2024 was 61,111,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K

i

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

•
We are a biopharmaceutical company with a limited operating history and have not generated any revenue to date from drug sales, and may never become profitable.
•
We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.
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
•
We cannot be certain of the timely completion or outcome of our preclinical testing, including our STAT6 and TYK2 programs. In addition, the results of preclinical studies may not be predictive of the results of clinical trials and the results of any early-stage clinical trials we commence may not be predictive of the results of later-stage clinical trials.
•
Our approach to the discovery and development of product candidates based on our PegasusTM platform is novel and unproven, which makes it difficult to predict the time, cost of development, and likelihood of successfully developing any products.
•
Business interruptions resulting from any pandemic or geopolitical conflict could cause a disruption to our supply chain or the development of our product candidates and adversely impact our business.
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
•
the timing and the success of preclinical development efforts for STAT6 and TYK2 and clinical studies under our IRAK4, STAT3 and MDM2 programs;
•
our plans to submit investigational new drug applications to the U.S. Food and Drug Administration, or FDA for current and future product candidates;
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
•
the effect of any pandemics or geopolitical conflicts, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Our current clinical stage programs are IRAK4, STAT3, and MDM2, which each address high impact targets within biologically-proven pathways, providing the opportunity to treat a broad range of immuno-inflammatory diseases, hematologic malignancies, and/or solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. Our disclosed preclinical programs target STAT6 and TYK2, two proteins in well-validated pathways where we believe our degrader technology has the potential to offer unique advantages as compared to competing therapies. Both programs are currently in IND-enabling studies.

With respect to our IRAK4 program, we are collaborating with Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of interleukin-1 receptor/toll-like receptor or IL-1R/TLR-driven immunology-inflammation conditions and diseases with high unmet medical need, including hidradenitis suppurativa, or HS, an inflammatory skin disease, as well as atopic dermatitis, or AD, and potentially other indications. We have completed our Phase 1 trial of KT-474, which included cohorts of healthy volunteers, as well as patients with HS and AD. Phase 2 clinical trials of KT-474, conducted by Sanofi, are initially investigating its potential in HS and AD. The clinical trials for both indications have been initiated, and patient dosing is ongoing.

With respect to our clinical oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to present additional clinical data in 2024. In September 2023, we announced that the FDA, granted KT-333 Fast Track Designation for the treatment of relapsed/refractory peripheral T cell lymphoma, an indication for which we have previously received Orphan Drug Designation. Our Phase 1 clinical trial of KT-253, our MDM2 degrader, was initiated in March 2023. The study is evaluating the safety, tolerability, pharmacokinetics/pharmacodynamics, and clinical activity of ascending doses of KT-253 in adult patients with relapsed or refractory high grade myeloid malignancies, acute lymphocytic leukemia, or ALL, lymphomas, and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we provided initial safety, proof-of-mechanism and proof-of-concept data in November of 2023. We expect to present additional clinical data in 2024. In June 2023, KT-253 was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia. In November 2023, we announced the decision to discontinue the development of our KT-413 (IRAKIMiD) program, despite reaching expected degradation levels and a lack of dose-limiting toxicities, in order to focus resources to support our growing immunology pipeline.

Our Strategy

Our mission is to discover, develop and commercialize novel and transformative therapies that improve the lives of patients with serious diseases. We have a unique target selection strategy that is focused on undrugged/inadequately drugged targets where targeted protein degradation (TPD) is the only or best unlocking drug modality. Our first in class programs target proteins that have strong genetics and clinical pathway validation and serve areas with large clinical and commercial opportunities. TPD is a disease-agnostic technology, and we are currently advancing this modality across several disease areas, with a primary focus in immunology as well as selected key therapeutic targets in oncology. Our goal is to leverage our leading capabilities in TPD and to become a fully integrated biopharmaceutical company with a pipeline of novel degrader medicines.

We intend to achieve this goal by pursuing the following strategic objectives:

•
Advance our existing clinical pipeline. We have advanced four programs into human clinic testing, including our current ongoing clinical stage programs which target IRAK4, STAT3 and MDM2. We believe these programs have the potential to treat multiple immuno-inflammatory and/or oncology indications. Our clinical pipeline is consistent with our target selection strategy that focuses on undrugged or inadequately drugged targets in validated pathways.
•
Build a broad and diverse pipeline of novel protein degraders. Guided by our drug development principles, innovative platform capabilities, and the learnings from our clinical-stage programs, we continue to identify therapeutic targets that have disruptive therapeutic potential and are well-suited for a TPD approach. Our two most advanced pre-clinical programs, STAT6 and TYK2, reflect our increased pipeline focus on immunology. These programs target significant and well-validated opportunities in which we believe our technology has the potential to deliver biologic-like activity with the convenience of an oral pill.
•
Expand and protect our proprietary know-how and intellectual property. We have developed a broad patent estate protecting our intellectual property, which we intend to expand to further protect the drug candidates we develop and our platform. Our intellectual property includes proprietary know-how as well as a broad series of patents.
•
Pursue synergistic collaboration opportunities. To further our goal of delivering transformative therapies to the broadest patient populations, we intend to become a fully integrated biopharmaceutical company. In addition to our ongoing collaboration with Sanofi, we expect to leverage additional strategic partnerships that can contribute complementary capabilities in discovery, development and commercialization in disease areas both within and outside of our core areas of therapeutic focus.
•
Build our organizational capabilities . We continue to build capabilities across our organization, including expertise in key therapeutic areas and functions. We view these capabilities as a strategic advantage, and as critical to our objective to become a fully-integrated biotechnology company.

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

As shown below in figure 1, the UPS comprises a series of finely orchestrated enzymatic sequences that ultimately lead to protein polyubiquitination and degradation by the proteasome in cells. Protein ubiquitination is a cellular process involving an enzymatic cascade consisting of ubiquitin-activating enzymes (E1), ubiquitin-conjugating enzymes (E2), and ubiquitin-protein ligases (E3). In humans, there are two classes of ubiquitin activating E1 enzymes, more than 30 E2 enzymes, and approximately 600 E3 ligases.

The E3/E2/ubiquitin ligase complex (shown in blue) binds to a substrate protein (shown in orange) to mediate the transfer of ubiquitin, which leads to degradation of the target protein through the proteasome.

Targeted protein degradation is a new modality that co-opts this innate cellular process. The core of the TPD modality consists of a small molecule that we refer to as a heterobifunctional degrader. The role of this heterobifunctional degrader molecule is to mediate a “new” interaction through the formation of a ternary complex between a disease-causing protein and an E3 ligase. The E3 liaise tags the protein target for degradation by attaching a series of ubiquitin, and the proteasome recognizes the tagged protein and degrades it into small peptides.

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

As shown in step 3 and step 4 in the figure below, after the degrader facilitates the ubiquitination of the target protein, and as the protein is degraded by the proteasome, the molecule separates from the protein, and is able to form another ternary complex to conduct the degradation process again. This iterative mechanism is catalytic, which results in increased potency even at lower concentrations, another key differentiator from other modalities such as small molecule inhibitors and therapeutic antibodies.

1
Catching the target protein
Degrader
Target protein
2
Presenting the target protein
E3 ligase
E2 ligases
3
Tagging the target protein
Ubiquitin tags
E2 ligase
4
Degrading the target protein
Degrader
Proteasome

Figure 1

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

Our PegasusTM Platform

Our proprietary drug discovery platform, called Pegasus, enables us to rationally design targeted protein degraders that have the potential to drug all target classes in the cell. Our approach is rooted in an understanding of the relationship between E3 ubiquitin ligases and target proteins, which allows us to identify the properties that make a target both ligandable and degradable, and determine how multiple factors impact potency, selectivity, pharmacokinetics (PK) and pharmacodynamics (PD). We have built extensive capabilities and knowledge that contributes to the development of our preclinical and clinical pipeline.

Our proprietary chemistry expertise enables the design and optimization of both E3 ligase and target protein binders, with artificial intelligence (AI) enabled insights, allowing for the opportunity to design of targeted protein degraders with optimal pharmaceutical properties. Additionally, we utilize our E3 ligase Whole-Body Atlas includes the expression profiles of approximately 600 unique E3 ligases. Using this Atlas, we are able to match target proteins with appropriate E3 ubiquitin ligases based on expression, distribution, intracellular localization and biology, a process that is enabled with our machine learning-based algorithms. We continue to utilize our Quantitative System Pharmacology Model, which measures and predicts a diverse set of parameters that impact target protein levels, based on an understanding of PK/PD, both in vitro and in vivo, and across healthy and diseased tissues and cell types. We have also focused on identifying novel tissue restricted or selective E3 ligases, beyond traditional cereblon/IMiD interactions, that enable the design of molecules that target both undrugged and un-ligandable proteins through small molecule interactions.

Our Therapeutic Pipeline

Our pipeline includes immunology and oncology programs in various stages of clinical and preclinical development. Our immunology programs include IRAK4, STAT6 and TYK2. Our oncology pipeline includes STAT3 and MDM2. We also have multiple programs in earlier stages of development, not depicted here, and are exploring targets in therapeutic areas outside of oncology and immunology.

The following table summarizes our publicly-disclosed clinical and near-term clinical stage pipeline.

Figure 2

1 KT-474 (SAR444656) partnered with Sanofi, with Kymera option to participate in the development and commercialization, and 50/50 profit split, in the United States. Double digit tiered royalties in ROW;

2 Current indications: HS and AD. Other diseases shown, where IL-1R/TLR pathway has been implicated in pathogenesis, are additional potential opportunities;

3 Assessment of STAT3 I/I opportunity is ongoing.

Our Immunology programs: IRAK4, STAT6 and TYK2

IRAK4

We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of IL-1R/TLR-driven immunology-inflammation conditions and diseases with high unmet medical need. The initial indications being pursued include HS and AD. We have chosen to pursue IRAK4 degradation due to the well-validated role of the IL-1R/TLR pathway in immunology and inflammation and the potential advantage that drugging a single node of multiple different mediators of inflammation has over other approaches focused on targeting one of many cytokines that stimulate the IRAK4 node. IRAK4 is a critical node in the IL-1R/TLR signaling pathway, which is dependent on both IRAK4’s kinase activity and scaffolding function. We have observed through our in vitro and in vivo studies that KT-474 induces IRAK4 degradation, impacting both the kinase and the scaffolding functions, and therefore can efficiently and selectively block IL-1R/TLR-mediated inflammation in a way we believe to be superior to IRAK4 kinase inhibitors. We therefore believe KT-474 has the potential to improve outcomes over current treatment options as well as other drugs currently in development. We are collaborating with Sanofi on the development of drug candidates targeting IRAK4 outside of oncology and immuno-oncology fields. Sanofi recently advanced KT-474 into two Phase 2 clinical trials in patients with HS and AD, and the first patients were dosed in each trial in the fourth quarter of 2023. See the section entitled “Business— Collaborations—Collaboration Agreement with Sanofi" appearing elsewhere in this Annual Report for more information.

STAT6

We are developing degraders that target STAT6, an essential transcription factor specific to the IL-4/IL-13 signaling pathway and the central driver of Type 2 inflammation in allergic diseases. STAT6 is a genetically validated target and we believe the pathway has been clinically validated by approved IL-4/IL-13-targeting biologics, such as dupilumab. In preclinical studies, KT-621, our first-in-class oral STAT6 degrader, demonstrated full inhibition of the IL-4/IL-13 pathway in all relevant human cell contexts evaluated with strong picomolar potency similar or superior to pathway biologics such as dupilumab. KT-621 also demonstrated strong activity in multiple preclinical efficacy studies. In addition, at low oral doses, KT-621 demonstrated nearly full in vivo STAT6 degradation and was well-tolerated in multiple preclinical toxicity studies. KT-621 has been developed as a once daily oral small molecule degrader which we believe has the potential to have broad activity across multiple diseases, which may include atopic dermatitis, asthma, chronic obstructive pulmonary disorder, eosinophilic esophagitis and chronic rhinosinusitis with nasal polyps, among others. We expect to initiate a Phase 1 clinical trial in the second half of 2024.

TYK2

We are developing degraders that target TYK2, a member of the Janus Kinase or JAK family required for Type I interferon or IFN, interleulin-12, or IL-12 and interleulin-23, or IL-23 signaling. TYK2 is a genetically- and clinically-validated target in autoimmune and inflammatory diseases. TYK2 has a well-established scaffolding function that plays a key role in cytokine receptor surface expression and activation. In preclinical studies, KT-294, our first-in-class oral TYK2 degrader, demonstrated picomolar to nanomolar potencies across all relevant human cell contexts evaluated, representing what we believe is the only approach to TYK2 targeting that has the potential to recapitulate the human loss-of-function biology of nearly full pathway inhibition of Type I IFN, IL-12 and IL-23, while also sparing interleukin-10, or IL-10. Degradation of TYK2 has the potential to overcome the challenges of small molecule inhibitors, which have limitations due to lack of selectivity, limited target engagement, and/or lack of potent activity against Type I IFN. KT-294 has been developed as a once daily oral small molecule degrader with a potential biologics-like activity profile, which we believe has the potential to address conditions such as inflammatory bowel disease, psoriasis, psoriatic arthritis and lupus, among others. We expect to initiate a Phase 1 clinical trial in the first half of 2025.

Our Oncology programs: STAT3 and MDM2

STAT3

We are developing our selective STAT3 degraders for the treatment of hematological malignancies and solid tumors. We are also exploring the potential for STAT3 degradation in autoimmune diseases. STAT3 is a transcription factor activated through a variety of different cytokine and growth factor receptors via JAKs as well as through oncogenic fusion proteins and mutations in STAT3 itself. We believe the diverse functions of STAT3 in tumor biology, evasion of immune surveillance by tumor cells, and inflammation and fibrosis provide opportunities to address a wide variety of high unmet need disease indications through the targeting of a single genetically and clinically validated pathway. While the JAK-STAT pathway has been partially addressed with several clinically successful JAK-targeting agents, we believe there are currently no drugs that specifically affect STAT3 broadly across all the relevant cell types. Small molecule STAT3 dimerization inhibitors targeting the SH2 domain have been in development, but significant challenges remain: first, homology of SH2 domains among all STAT family members impacts the ability to achieve specificity for STAT3, and second, inability to block dimerization independent transcriptional activities of STAT3. For these reasons, we believe that STAT3 degraders may provide a transformative solution to the development of targeted and selective drugs to address multiple STAT3 dependent pathologies. We are currently evaluating our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a dose escalation portion of the trial, and we expect to provide additional clinical data in 2024.

MDM2

We are developing degraders that target MDM2 for the treatment of solid tumors and hematological malignancies. MDM2 is the crucial regulator of the most common tumor suppressor, p53, which remains intact (or wild type) in close to 50% of cancers. Unlike small molecule inhibitors, our MDM2 degrader, KT-253, has been shown preclinically to have the ability to overcome the MDM2 feedback loop and rapidly induce apoptosis, even with brief exposures. We initiated a Phase 1 clinical trial of KT-253 in May 2023, which is designed to evaluate the safety, tolerability, PK/PD and clinical activity in adult patients with liquid and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a dose escalation portion of the trial, and we expect to provide additional clinical data in 2024.

Our Approach to Target Selection

To realize on the promise of TPD, we have taken a unique and differentiated approach to target selection, which has several key tenets that guide our research and development efforts, as seen in Figure 3. We focus on undrugged or inadequately drugged targets, such as transcription factors and scaffolding proteins, within pathways with clear clinical validation and validation through human genetics/causal biology. We identify targets where TPD is the best or the only solution, with a strong degrader rationale and line of sight to demonstrating superiority of our modality over existing drugs within these pathways. Additionally, we focus on areas of significant patient need and large commercial opportunities.

Figure 3

Clinical Immunology: IRAK4

Summary

We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of IL-1R/TLR-driven immuno-inflammatory conditions and diseases with high unmet medical need, including HS, AD and others. We have chosen to pursue IRAK4 degradation due to the well-validated role of the IL-1R/TLR pathway in immunology and inflammation and the potential advantage that drugging a single node of multiple different mediators of inflammation has over other approaches focused on targeting one of many cytokines that stimulate the IRAK4 node. IRAK4 is a critical node in the IL-1R/TLR signaling pathway, which is dependent on both IRAK4’s kinase activity and scaffolding function. We have observed through our in vitro and in vivo studies that KT-474 induces IRAK4 degradation, impacting both the kinase and the scaffolding functions, and therefore can selectively block IL-1R/TLR-mediated inflammation in a way we believe to be superior to IRAK4 kinase inhibitors. We therefore believe KT-474 has the potential to improve outcomes over current treatment options as well as other drugs currently in development. The KT-474 Phase 1 trial, which included healthy volunteers and HS and AD patients, was completed in October 2022. We are collaborating with Sanofi on the development of drug candidates targeting IRAK4 outside of oncology and immuno-oncology fields. Sanofi has advanced KT-474 into Phase 2 clinical trials in patients with HS and AD, both which were initiated in the fourth quarter of 2023. See the section entitled “Business—Collaborations—Collaboration Agreement with Sanofi” appearing elsewhere in this Annual Report for more information.

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

Figure 4

Development Opportunities

We estimate that more than 150 million people in the US, Europe and Japan suffer from TH1-driven diseases. There are numerous cutaneous, rheumatic and gastrointestinal immunology-inflammation disease indications for which pathogenesis involves IL-1 family cytokines as well as TLR stimulation. These present opportunities where we believe a highly efficient and selective IRAK4 degrader would provide significant advantages over both currently approved treatment options and those in clinical development. We are initially prioritizing HS and AD, autoimmune dermatologic conditions where there is clinical proof of concept for targeting cytokines impacted by the IL-1R/TLR pathway but for which there continues to be a high level of unmet need. There are many other diseases where the IL-1R/TLR pathway has been implicated in pathogenesis and could be additional potential opportunities targeting respiratory, GI and rheumatology.

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

Atopic Dermatitis

AD is a chronic, pruritic inflammatory skin disease that occurs most frequently in children but also affects adults. In the major global markets, the diagnosed prevalence of AD is estimated over 60 million patients, with approximately 40%, or 24 million, falling into the moderate-to-severe category. AD follows a chronic relapsing course over month to years, with dry skin and severe pruritus as the primary symptoms, sometimes accompanied by skin thickening from chronic scratching and fissuring. AD is treated symptomatically with topical therapies, including emollients, corticosteroids, and phosphodiesterase inhibitors. The leading FDA-approved systemic treatment is the IL-4Ra targeting antibody dupilumab, though only approximately 40% of moderate-to-severe disease patients met the primary endpoint in its Phase 3 trials, leaving a significant percentage of patients who are currently underserved.

Furthermore, there is evidence that IL-18 and IL-1 are both involved in the generation of inflammation in both AD and other autoimmune and inflammatory diseases, including eosinophilic asthma and chronic rhinosinusitis. Single-cytokine-targeting monoclonal antibodies against IL-18 (GSK1070806) and IL-1a (bermekimab)have shown preliminary clinical activity in AD while a monoclonal antibody against IL-1a/b (lutikizumab) has shown preliminary clinical activity in HS. Thus, we believe the ability of an IRAK4 degrader to impact the production of both IL-18 and IL-1, through complete TLR signaling blockade, and the cellular response to both cytokines, through complete IL-1R signaling blockade, provides a compelling mechanistic rationale for development in AD and HS and other autoimmune and inflammatory diseases.

Clinical Studies and Data

In December 2021, we completed dose escalation in the Single Ascending Dose, or SAD and Multiple Ascending Dose, or MAD portions of the KT-474 Phase 1 trial in healthy volunteers. The trial evaluated safety, tolerability and pharmacokinetics in 105 healthy volunteers. The SAD portion consisted of single doses ranging from 25 to 1600 mg. The MAD portion consisted of escalating doses ranging from 50 mg to 200 mg that were administered for 14 consecutive days. Highlights of the healthy volunteer portion of the trial included robust (>95%) and sustained IRAK4 degradation with single and multiple daily doses (Figure 5) and broad inhibition of ex vivo TLR-mediated cytokine induction (Figure 6). KT-474 was generally well-tolerated across all dose groups.

Figure 5

Ex Vivo Inhibition of 9 Disease-Relevant Cytokines, Day 7-14

R848 (TLR7/8) Stimulation

Placebo (n=9)
50 mg QD (n=9)
100 mg QD (n=8=9*)
Mean (SE±) Maximum % Change from Baseline at Day 7-14
200
100
0
-50
-100
IFNγ
IL1β
IL6
IL8
IL10
IL12
IL17
TNFα

	IFNγ	IL1β	IL6	IL8	IL10	IL12	IL17	TNFα
Pbo	>500%	15%	35%	-5%	-23%	3%	107%	-7%
50 mg QD	-62%	-59%	-18%	-28%	2%	-58%	-24%	-21%
100 mg QD	-85%	-68%	-53%	-32%	-50%	-72%	-46%	-59%

Figure 6

Following the healthy volunteer portion of the trial, we completed a single dose, food-effect cohort to establish the dose for the patient cohort, or Part C, of the KT-474 Phase 1 trial, which included HS and AD patients and which was completed in October 2022. The HS and AD patient cohort was an open label study in 21 patients with HS and AD. The patients were administered a 75 mg daily dose taken with food, which we estimated would be equivalent exposure to 100 mg fasted, one of the doses in our SAD/MAD trial. The patient cohort dose of 75 mg was administered for 28 consecutive days.

The KT-474 plasma PK at the 75 mg once daily, or QD dose (in the fed state) in patients was comparable to healthy volunteers in the MAD portion of the Phase 1 clinical trial who received 100 mg once daily in the fasted state, the MAD cohort which we refer to as MAD3. Additionally, mean Cmax (6-hour post dose concentration) and Ctrough (pre-dose concentration) levels at steady state in Part C were in line with MAD3 levels at Day 14, and the mean half-life of 44 hours was within the range observed in MAD (34-59 hours). Additionally, KT-474 concentrations in plasma led to a comparable level of IRAK4 degradation in healthy volunteers and HS/AD patients. Specifically, at concentrations above 3 ng/mL degradation was generally above 80% in both populations. Additionally, IRAK4 levels in PBMC in patients with evaluable samples were near the lower limit of quantification at Day 28.

KT-474 demonstrated high skin exposure in the skin of evaluable HS and AD patients, as shown below in Figure 7.

Figure 7

Additionally, baseline IRAK4 levels in skin lesions of evaluable HS and AD patients were approximately twice the levels of healthy volunteers. By Day 28 of dosing, the mean IRAK4 level in skin lesions of AD and HS patients was reduced to approximately the same level as healthy subjects, as shown below in Figure 8.

Figure 8

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

To determine whether KT-474 had a systemic anti-inflammatory effect in HS and AD patients, plasma levels of IL-6, CRP, SAA and IL-1b were measured at baseline and at various times during and after the 28-day treatment period. In patients whose baseline levels were greater than the upper limit of normal, the evaluable patients showed suppression of all 4 analytes, with mean maximum reductions through Day 42 ranging from 41 to 63%. The patient cohort also evaluated how systemic IRAK4 degradation in blood and skin would affect the expression of proinflammatory genes known to be relevant to either AD or HS. In AD, affected genes included the Th2 cytokine IL-5, the inflammasome NLRP3, as well as CXCL1 and IL-2RB. Genes affected in HS included IL-1 family cytokines IL-1 and IL-36A, mediators of Th1 inflammation such as IFN-g and GZMB, the Th17 cytokine IL-17A, and drivers of innate immunity such as IL-8 and CSF3. The downregulation was substantial with many genes inhibited more than 90% in both diseases.

AD
HS
CXCL1
IL2RB
IL5
NLRP3
IFNG
GZMB
IL8
IL2RA
CSF3
IL1B
IL36A
IL17A
log2(fold change)

Figure 9

†log2(fold change): -1 = 50% decrease, -2 = 75% decrease, -3 = 87.5% decrease.

Part C included exploratory clinical endpoints used for HS and AD. The endpoints were chosen to assess the effect of KT-474 treatment on the burden of skin disease as well as on symptoms such as pain and pruritus that impact quality of life for HS and AD patients. In AD patients, as shown in Figure 10, there was a mean 37% reduction in skin lesions as measured using the Eczema Area and Severity Index (EASI) score, with reductions in individual patients of up to 76%. Maximum reduction was seen by Day 28 and was maintained at Day 42.

Figure 10

As shown in Figure 11, mean peak pruritus in AD patients over the past week or past 24 hours was reduced by 52% and 63%, respectively, with maximum reductions occurring by Day 42. Peak pruritus responders, defined as ≥4 Unit reduction in peak pruritus over the past week or past 24 hours, were seen in 57% and 71% of AD patients, respectively, with responses sustained after Day 28.

Figure 11

The Validated Investigator’s Global Assessment, or vIG, of disease severity improved in 2 of 7 AD patients and remained stable in the others out to Day 42.

In HS patients, the efficacy analyses were performed in all patients, which included two patients with very severe disease. In addition, efficacy analyses were also performed in a subset of HS patients that only had moderate to severe disease, which was the target population for this study. The AN count was reduced by up to an average of 46% in all HS patients and by an average of 51% in the moderate to severe subset, with reductions in individual patients of up to 100% and with maximum reduction occurring by Day 42. The proportion of patients achieving an AN count of 0, 1 or 2 at Day 28 was 42% in all HS patients and 50% in those with moderate to severe disease. HiSCR50 response is defined as a 50% or greater reduction in AN count and no increase in abscesses or draining fistulas. As shown in Figure 12, at Day 42, the proportion of HiSCR50 responders was 42% in all HS patients and 50% in those with moderate to severe disease.

Figure 12

HiSCR75 response, defined as 75% or greater reduction in AN count, was seen in 25% of all HS patients and 30% of those with moderate to severe disease.

Symptoms of pain and pruritus were also measured. As shown in Figure 13, there was a 49 to 55% mean reduction in the Pain Numerical Rating Scale, or NRS, in all HS patients and in those HS patients with moderate to severe disease, respectively, with maximum reduction occurring between Days 28 and 42. Pain NRS30 response is defined as at least a 30% reduction and at least one unit reduction from baseline in Pain NRS. As also shown in Figure 13, the Pain NRS responder rate was 50% in all HS patients and 60% in those HS patients with moderate to severe disease, sustained after Day 28.

Figure 13

There also was a mean reduction in peak pruritus of 62% in all HS patients and 68% in those HS patients with moderate to severe disease, with maximum reduction by Day 42 in all HS patients and by Day 28 in those with moderate to severe disease. Additionally, the Physician’s Global Assessment of disease severity improved in 5 HS patients, including clearing of disease in 1 patient with moderate disease at baseline, and remained stable in the other evaluable patients out to Day 42.

Clinical Development Plan

In the fourth quarter of 2023, the first patients were dosed in the Phase 2 clinical trials of KT-474 in HS and AD.

The Phase 2 clinical trial in HS, or ZEN, is a double blind, placebo-controlled, 2-arm randomized trial consisting of a KT-474 oral tablet, or placebo, once-daily. The primary outcome measure is percent change from baseline in total abscess and inflammatory nodule (AN) count. Select secondary outcome measure include proportion of patients achieving HiSCR50, AN Count ≤2; absolute change from baseline in HIS4; proportion of patients with improvement in Hurley Stage, AN50; change from baseline in reported daily worst pain HS-Skin Pain-NRS; and proportion of participants achieving at least 30% reduction and at least 1 unit reduction in daily worst pain using HS-Skin Pain-NRS.

The Phase 2 clinical trial in AD, or ADVANTA, is a double blind, placebo-controlled, 3-arm randomized trial consisting of a KT-474 dose 1 oral tablet, a KT-474 dose 2 oral tablet, or placebo, once-daily. The primary outcome measure is percent change from baseline in EASI. Select secondary outcome measure include proportion of participants with vIGA-AD of 0 or 1 and a reduction from baseline of ≥2 points; proportion of participants achieving EASI-50 EASI-75 EASI-90; proportion of participants with reduction of weekly average of daily PP-NRS by ≥4 points from baseline; percent change from baseline in weekly average of daily PP-NRS; and absolute change from baseline in weekly average of daily PP-NRS.

Topline data from the two ongoing trials is expected in the first half of 2025. Additionally, Kymera and Sanofi are evaluating opportunities to expand in indications beyond HS and AD.

Preclinical Immunology: STAT6 and TYK2

STAT6

Summary

We are developing degraders that target STAT6, an essential transcription factor specific to the IL-4/IL-13 signaling pathway and the central driver of Type 2 inflammation in allergic diseases. STAT6 is a genetically validated target and the pathway has been clinically validated by approved IL-4/IL-13-targeting biologics, including dupilumab.

Biology and Mechanism of Action

STAT6 is the specific transcription factor required for IL-4 and 13 cytokine signaling. There are two types of IL-4 receptors, type I consisting of IL-4 receptor alpha and gamma C, and type II with IL-4 receptor alpha and IL-13 receptor alpha 1. IL-4 signals through both type I and II receptors and IL-13 signals through type II only. Upon IL-4 or IL-13 binding to the receptor, the downstream activated JAK kinases phosphorylate and activate STAT6, leading to allergic TH2 inflammation.

Type I IL-4 Receptor
Type II IL-4 Receptor
Dupilumab
Dupilumab
Tralokinumab
Lebrikizumab
IL-4
IL-4
IL-13
IL-4Rα
γc
IL-4Rα
IL-13Rα1
JAK
JAK
JAK
JAK
JAK
Inhibitors
KT-621
STAT6 STAT6
Allergic Th2 Inflammation

Figure 14

STAT6 regulated cytokines are clinically validated targets for allergic diseases as demonstrated by the clinical efficacies of the biologics targeting IL-4 and IL-13 signaling. Unlike JAK inhibitors, which are activated by multiple cytokine pathways, STAT6 is specifically activated by IL-4 and 13 cytokines, which supports STAT6 as a means to selectively block IL-4 and 13 signaling. The pathogenic role of STAT6 is also supported by human genetics showing that gain of function mutations of STAT6 cause severe early onset allergic diseases in human. Additionally, STAT6 knockout in mice is protective in multiple allergic disease models, and those mice develop normally and are viable and fertile.

Development Opportunities

We estimate that more than 150 million people in the US, Europe and Japan suffer from TH2-driven diseases. There are existing pathway therapeutics that have validated many of these diseases, including atopic dermatitis, prurigo nodularis, Asthma, COPD, chronic rhinosinusitis with nasal polyps, eosinophilic esophagitis and others.

We believe that STAT6 degradation has the potential to demonstrate full pathway inhibition comparable to biologics, but with the benefit of a simple, daily, oral profile. The preference that many patients may have for an oral option could allow us to access many more patients worldwide than current injectable biologics, potentially transforming the treatment paradigm of TH2 diseases.

Preclinical Studies and Data

Our lead STAT6 degrader, KT-621, is an extremely potent degrader of STAT6. As shown in Figure 15, KT-621 demonstrated picomolar degradation potencies across all the disease relevant human primary cell types that were studied, making KT-621 one of the most potent heterobifunctional degraders we have designed and tested at Kymera. We demonstrated STAT6 degradation across hematopoietic cells which are involved in all TH2 diseases; epithelial cells, including keratinocytes and lung epithelial cells, which are involved in skin and respiratory indications; smooth muscle cells from the lung and esophagus, which are involved in respiratory and GI indications; and vascular endothelial cells which are involved in inflammatory cell infiltration in all TH2 diseases.

Figure 15

We also demonstrated dose-dependent degradation across both Hematopoietic cells and tissue cells, as shown below in Figure 16.

Figure 16

We use mass spectrometry to measure the degradation selectivity profile of all our programs, including STAT6. The following figure is a volcano plot that depicts the degradation selectivity of KT-621. As shown in the figure, at concentrations as high as 100 times the DC90 of KT-621, STAT6 is the only protein that KT-621 degraded out of the approximately 10,000 proteins that were detected by mass spectrometry. Specifically, no other STAT proteins were degraded, demonstrating the very high degradation selectivity of KT-621.

Figure 17

We tested KT-621 for functional selectivity against all the other STAT proteins in cytokine assays, which are shown below in the tables and graphs. Consistent with the observed proteomics selectivity, KT-621 only inhibited STAT6 function, and did not impact any other STAT proteins, as shown in the flat dose response curves, further demonstrating the high functional selectivity of KT-621.

Figure 18

KT-621 was also evaluated in TH2 functional assays to assess its impact on IL-4 and 13 signaling. Specifically, we measured IL-4 and 13 induced TARC release assays in human PBMC, IL-4 and 13 induced CD23 expression assays in human CD19 B cells (which is a B cell activation marker and correlates with IgE class switch) and IL-13 induced periostin release assays in human bronchial and esophageal smooth muscle cells. We chose TARC, IgE and periostin as PD biomarkers as they are all well-established biomarkers that are used in the clinic for TH2 diseases. We also compared the ability of KT-621 to block the pathways with dupilumab. As shown below in Figure 19, in our preclinical testing, KT-621 fully blocked the IL-4/IL-13 pathway in human TH2 functional assays with IC50’s lower than dupilumab.

Figure 19

We also evaluated KT-621 by assessing levels of degradation in vivo. In our studies, KT-621 robustly degraded STAT6 across multiple preclinical species including mouse, rat, dog and non-human primates. Specifically, KT-621 was able to achieve dose-dependent deep degradation of STAT6 with low oral doses. In Figure 20, we depict KT-621’s in vivo degradation in dogs, illustrating dose-dependent degradation. We tested doses ranging from 0.2 to 12.8 mpk, with doses between approximately 1 and 3 mpk leading to maximal STAT6 degradation near depletion. Additionally, in our studies KT-621 demonstrated rapid degradation onset, notably within just a few hours following a single oral dose. These results, and other PK/PD studies we have completed, suggest the potential for low and developable efficacious doses of KT-621 in humans.

Figure 20

We also evaluated the degradation of STAT6 in key disease relevant tissues in non-human primates. The following Figure 21 illustrates that KT-621, dosed at 10 mpk for 14 days, degraded STAT6 across key disease-relevant tissues, including blood, spleen, skin and lung.

Figure 21

The above degradation represented dosing at the lowest dose level in our dose range finding safety study. In that study, we dosed as high as 300 mpk daily for 14 days and reached concentrations that were above 40-fold of our efficacious concentration. At all dose levels in our study, including the highest dose level, KT-621 was well tolerated with no adverse events or relevant findings.

In preclinical models of the skin and lung, we assessed the in vivo activity of KT-621. First, we assessed KT-621 in a two-week atopic dermatitis model induced by topical application of low-calcemic vitamin D3 analog MC903. The model utilized IL-4/IL-4Rα humanized mice which allowed response to dupilumab and enabled us to compare preclinical activity. KT-621 was dosed once daily orally for 11 days at 2, 8, and 32 mpk. These doses led to ~70%, 80% and 90% degradation, respectively, in the spleen as illustrated in Figure 22. In this preclinical study, dupilumab was dosed 4 times subcutaneously, at 25 mpk twice weekly, a level expected to ensure constant IL-4Rα saturation with full IL-4/13 blockade. We estimated that dose to be equivalent to 300 mg every other week in humans, which is the highest approved dose regimen in humans.

Figure 22

As illustrated in Figure 23, the prominent TH2 inflammation demonstrated by the elevated total serum IgE in the PO vehicle and the SubQ IgG4 control groups, compared to the no MC903 group. In contrast, KT-621 robustly and dose dependently inhibited IgE elevation to levels that were comparable to dupilumab, in this preclinical study. Of note, the KT-621 dose that led to 90% STAT6 degradation produced similar activity in this preclinical model to an IL-4Rα saturating dose of dupilumab, indicating full IL-4 and IL-13 blockade by KT-621 in vivo.

Total Serum IgE
IgE (ng/ml)
25000
20000
15000
10000
5000
0
****
****
****
####
PO Vehicle (no MC903)
PO Vehicle (MC903)
PO KT-621 2 mpk
PO KT-621 8 mpk
PO KT-621 32 mpk
SC Dupilumab 25 mpk
SC IgG4 Ctrl 25 mpk

Figure 23

* Significance to PO vehicle (MC903); # Significance to SC IgG4 25 mpk BIW

We assessed KT-621 in a one-month lung inflammation model induced by intranasal house dust mite (HDM) administration, which we believe is considered to be the most relevant preclinical model of TH2 inflammation. Unlike ovalbumin, which is commonly used in mouse models but does not induce airway inflammation in humans, house dust mite is a real-world allergen that can induce asthma in humans. The intranasal HDM model has a dominant TH2 inflammation and was used for the preclinical development of dupilumab. Similar to the skin model previously described, we used the IL4/IL4Rα humanized mice. KT-621 was dosed once daily orally for 31 days at the same three dose levels, 2, 8 and 32 mpk, leading to 72, 85 and 91% degradation in the spleen, respectively, consistent with the previous skin model. Dupilumab was dosed 9 times subcutaneously twice weekly at 25 mpk, meant to ensure constant IL-4Rα saturation with full IL-4/IL-13 blockade, and similarly equivalent to that of the highest approved dose of 300 mg every other week in humans.

As illustrated in Figure 24, the dominant TH2 inflammation was demonstrated by the greatly elevated IgE in the serum, TARC and periostin release in the bronchoalveolar lavage, and eosinophil recruitment to the lung. All are well-established TH2 biomarkers. KT-621 showed robust inhibition at all three dose levels. In this preclinical study, KT-621 blocked TH2 inflammation in vivo equally or better than an IL-4Rα saturating dose of dupilumab in the intranasal HDM asthma model for all these TH2 measures.

Figure 24

*Significance to PO vehicle (HDM); # Significance to SC IgG4 Ctrl 25 mpk

Clinical Development Plan

Our lead STAT6 degrader, KT-621, is currently in IND enabling studies. We expect to begin a Phase 1 clinical trial in the second half of 2024, and to report the Phase 1 results in 2025.

TYK2

Summary

We are developing highly potent and selective degraders of TYK2, a member of the JAK family required for Type I interferon, or IFN, IL-12 and IL-23 signaling with both genetic and clinical validation in autoimmune and inflammatory diseases.

Biology and Mechanism of Action

As seen in Figure 25, TYK2, a member of the JAK family of kinases, binds the IL-12, IL-23 and Type I IFN receptors to recruit and phosphorylate signal transducer and activation of transcription (STAT) transcription factors. Additionally, TYK2 has a well-established scaffolding function that plays a key role in cytokine receptor surface expression and activation. A loss of function variant is protective in autoimmune diseases and an allosteric inhibitor (deucravacitnib) of TYK2 as well as multiple biological agents targeting IL-12, IL-23 and IFN-α have been approved for the treatment of multiple autoimmune diseases, making TYK2 a highly validated target.

Anifrolumab
Ustekinumab
Risankizumab
Type I
interferons
IL-23/
IL-12
IL-10
TYK2
JAK1
TYK2
JAK2
TYK2
JAK1
TYK2
JAK1
KT-294
Scaffolding
Scaffolding
Deucravacitinib
Deucravacitinib
Type I IFN
Inflammation
IL-12/23
Inflammation
IL-10,
Immunomodulation
and Intestinal
Homeostasis

Figure 25

Degradation of TYK2, which can fully recapitulate the human knockout biology by completely removing the protein, has the potential to overcome the challenges of small molecule inhibitors, which have limitations due to lack of selectivity, limited target engagement, and/or lack of potent activity against Type I IFN. TYK2 degraders therefore have the potential to achieve full pathway inhibition of Type I IFN, IL-12 and IL-23 while sparing IL-10 in a once daily oral pill with a potential biologics-like activity profile.

Development Opportunities

We estimate that more than 20 million people in the US, Europe and Japan suffer from Type I IFN and IL-12/IL-23 mediated diseases. There are numerous indication opportunities across multiple immunological therapeutic areas including dermatology, gastroenterology, rheumatology, and CNS. The potential for TYK2 to be effective across multiple indications is supported by pathway biologics and TYK2 small molecule inhibitors. We believe that TYK2 degradation differentiates from inhibition and has the potential to demonstrate full pathway inhibition comparable to biologics, but with the benefit of a daily, oral profile.

Preclinical Studies and Data

We have developed a highly potent and selective TYK2 degrader, KT-294. In Figure 26, our proteomics data demonstrates KT-294, a highly selective picomolar TYK2 degrader, recapitulates TYK2 human deficiency biology and fully inhibits Type I IFN and IL-12/23 signaling and spares IL-10/IL-22. In particular, KT-294 is extremely selective over the JAK family members.

Selective TYK2 Degradation by KT-294 in hPBMC Proteome at 10x DC_{90}

TYK2
All Other JAKs
TYK2
JAK2
JAK1
JAK3
−Log10(p−Value)
Log2(Fold−Change)
0
1
2
3
4
−2
−1
0
1
2
3

Figure 26

In Figure 27, we achieved picomolar degradation in human PBMC and keratinocytes and low nM inhibition of our functional assays across a range of cell types. We have potent preclinical efficacy on the IL-23 and IL-12 signaling pathways in PBMCs and potent inhibition on the Type I IFN pathway in PBMCs and also in specific B-cell assays. We demonstrated that we spare the IL-10 and IL-22 pathways completely.

Figure 27

IL-10 has essential roles in intestinal homeostasis such as epithelial repair and mucosal healing, which is important in diseases such as Inflammatory Bowel Disease, or IBD. In fact, loss of function mutations of IL-10 cause early onset refractory colitis in humans. In Figure 28, we show western blots demonstrating that when TYK2 is not present in a cell, we can induce pSTAT3 with IL-10, showing TYK2 is not necessary for IL-10 signaling. We also show the TYK2 small molecule inhibitor, deucravacitinib, can block that pathway signaling exclusively due to its ability to inhibit JAK1, and not through TYK2.

Deucravacitinib Inhibited IL-10 induced pSTAT3 in TYK2 KO EBV B Cell

TYK2 WT
TYK2 KO
Deucra (μM)
0.1
1
0.1
1
IL10
-
+
+
+
-
+
+
+
pSTAT3
TYK2

Figure 28

In Figure 29, we have an assay where we induce phospho-STAT3 in monocytes with IL-10, in this context our degrader has no effect on pSTAT3 because it doesn’t inhibit the IL-10 pathway. However, in contrast, deucravacitinib potently inhibits the IL-10 signaling as shown with the decrease of the orange data points.

Figure 29

Similarly in Figure 30, we have monocytes where we use IL-10 to suppress LPS induced TNF-α. KT-294 has no effect on IL-10 suppression of LPS induced TNF-α release, however deucravacitinib inhibits IL-10’s function of suppressing LPS induced TNF-α release and see an increase in TNF-α, which is demonstrated by the orange data points.

Figure 30

Additionally, we compared KT-294 to TAK-279, an investigational TYK2 inhibitor that is selective over JAK, and as a result spares IL-10. In our experiment, we used a concentration of TAK-279 that was expected to fully occupy TYK2 and a concentration of KT-294 that was expected to fully degrade TYK2 to assess if there were any biological differences between the two compounds. The concentrations were determined based on the IC95 of the IFNα pSTAT2 assay which is the most difficult TYK2-related cytokine assay to inhibit. RNAseq data show KT-294 has superior inhibition of the IFN pathway signature genes, as illustrated in the 21 gene signature score in Figure 31. Differences in the innate immune pathway, as shown in Figure 32, were observed. We believe this is due to the fact KT-294 fully removes the protein, and all possible scaffolding functions, phenocopying human knockout. Based on clinical findings, TAK-279 does not achieve clinical exposures of more than about 77nM with 35mg repeat dosing, which is close to the TAK-279 Phase 3, 30 mg dose. At clinically relevant exposures, we believe it is likely that TAK-279 will not reach these levels of pathway inhibition shown by KT-294 in figure 31.

Figure 31

Figure 32

KT-294 achieved dose dependent deep degradation of TYK2 in vivo with low oral doses. Specifically, in non-human primates, or NHP, upon repeat daily low oral doses, KT-294 can degrade TYK2 in a dose responsive manner and reach full degradation of TYK2, providing a path to pharmacological target engagement, as shown in figure 33.

Figure 33

Clinical Development Plan

We expect to initiate a Phase 1 clinical trial of our TYK2 degrader, KT-294, in the first half of 2025 and to report data in 2025.

Clinical Oncology: STAT3 and MDM2

STAT3

Summary

We are developing our selective STAT3 degraders for the treatment of hematological malignancies and solid tumors. We are also exploring the potential for STAT3 degradation in autoimmune diseases. STAT3 is a transcription factor activated through a variety of different cytokine and growth factor receptors via JAKs, as well as through oncogenic fusion proteins and mutations in STAT3 itself. We believe the diverse functions of STAT3 in tumor biology, evasion of immune surveillance by tumor cells, and inflammation and fibrosis provide opportunities to address a wide variety of high unmet need disease indications through the targeting of a single genetically and clinically validated pathway. While the JAK-STAT pathway has been partially addressed with several clinically successful JAK-targeting agents, we believe there are currently no drugs that specifically affect STAT3 broadly across all the relevant cell types. Small molecule STAT3 dimerization inhibitors targeting the SH2 domain have been in development, but significant challenges remain. Homology of SH2 domains among all STAT family members impacts the ability to achieve specificity for STAT3, and an inability to block dimerization independent transcriptional activities of STAT3. For these reasons, we believe that STAT3 degraders may provide a transformative solution to the development of targeted and selective drugs to address multiple STAT3 dependent pathologies. We are currently evaluating our STAT3 degrader, KT-333, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2024.

Biology and Mechanism of Action

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

Cytokine Receptor
Growth Factor Receptor
Adrenergic Receptor
JAK
JAK
SRC
P
STAT3
P
STAT3
STAT3
P

Figure 34

Small molecule inhibitors against JAK family kinases, such as JAK1, JAK2, JAK3, and TYK2, have been approved for the treatment of autoimmune diseases such as rheumatoid arthritis, psoriatic arthritis, and ulcerative colitis and target the JAK2/STAT5 pathway. In oncology, JAK inhibitors have been approved for hematological malignancies with mutations leading to activation of the JAK2/STAT5 pathway, including primary myelofibrosis and polycythemia vera, and for acute graft versus host disease. JAK inhibitors block signaling of a number of cytokines and growth factors and reduce activation not only of STAT3 but also STAT1 and STAT5 in response to these stimuli. For modulating anti-tumor effects, this broad activity may have conflicting consequences. In particular, the inhibition of STAT1 activity dampens anti-tumor immune responses by cytolytic T cells and antigen presenting cells, thereby counteracting a productive immune response that could be achieved by inhibition of STAT3 alone. As a result, JAK inhibitors have not shown clinical activity in cancer beyond the myeloproliferative neoplasms. The broad activity of JAK inhibitors is also associated with class-specific adverse effects. By targeting STAT3 selectively, these immunosuppressive and safety liabilities associated with broader STAT1 and STAT5 inhibition through JAK inhibition may be avoided while also effectively addressing JAK-dependent and independent activation of STAT3. Monoclonal antibodies directed against pro-inflammatory cytokines such as IL-6 or their receptors IL-6R have also been approved for select autoimmune diseases. However, autoimmune and fibrotic diseases and certain cancers are often regulated by multiple cytokines. As such, targeting STAT3 has the potential to be more effective since it is involved in signaling by not just IL-6, but also by TGF-ß and cytokines such as IL-12, IL-2 and IL-15. Consequently, targeting STAT3 directly has the potential to block multiple signaling pathways that converge on STAT3 and reverse pathological processes that contribute to a tumor-permissive microenvironment.

Development Opportunities

The multiple effects of a STAT3 degrader on oncogenesis, tumor cell resistance to tyrosine kinase inhibitors and chemotherapy, and evasion of immune surveillance provide multiple development opportunities in hematologic malignancies and solid tumors.

Hematologic Malignancies

Oncogenic STAT3 mutations and/or STAT3 pathway activations are highly common in peripheral T-cell lymphoma, or PTCL and cutaneous T-cell lymphoma, or CTCL. Every year, approximately 8,000 patients are diagnosed with PTCL and approximately 6,000 patients are diagnosed with CTCL across major global markets. STAT3 mutations and pathway activations along with responsiveness of PTCL subsets and CTCL to immune checkpoint inhibitors point to a dependency on STAT3 in these indications and therefore the opportunity to develop a STAT3 degrader as a monotherapy. The standard of care for first-line treatment of PTCL is the combination of brentuximab vedotin, a CD30-directed antibody-drug conjugate, and chemotherapy. The majority of PTCL patients, including ALK-ALCL, PTCL-Not Otherwise Specified, AITL and NK/T lymphoma subtypes, eventually progress and die of their disease. For patients with refractory/relapsed disease, current treatment options are limited and approved therapies pralatrexate and romidepsin have shown limited efficacy. High prevalence of STAT3 mutations (approximately 13-38%) and STAT3 pathway activation (up to 90%) is found in these refractory/relapsed PTCL subsets with high unmet need. Given the documented effect of STAT3 downregulation on levels of programmed death-ligand 1, or PD-L1, we expect our STAT3 degrader to have a dual effect in these patients. In CTCL patients with advanced stage disease and the highest levels of STAT3 activation, there are no curative therapies and no standard of care. Antibody-drug conjugates, HDAC inhibitors, and immune checkpoint inhibitors have some activity and are used upfront or in refractory/relapsed patients, but there remains a high unmet need for an effective therapeutic with both tumor-intrinsic as well as immunomodulatory antitumor effects.

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

Clinical Studies and Data

In 2022, we initiated our Phase 1 clinical trial of KT-333 to evaluate the safety, tolerability, PK/PD and clinical activity of KT-333 dosed weekly on Days 1, 8 and 15 of 28-day cycles in adult patients with relapsed and/or refractory lymphomas, leukemias and solid tumors. Figure 35 below shows the details of the trial.

Figure 35

In December 2023, we presented clinical data from the Phase 1 clinical trial of KT-333 in a poster session at the 2023 American Society of Hematology (ASH) Annual Meeting and Exposition. The poster provided an interim update with a data cut-off as of October 18, 2023. As of that date, twenty-nine patients, with median age of 65 years, had been treated across five dose levels (DL1-5) with a mean of eight doses, including five with cutaneous T-cell lymphoma (CTCL), two with large granular lymphocytic leukemia, or LGL-L, one each with peripheral T-cell lymphoma, or PTCL, B-cell and Hodgkins’s lymphoma, and nineteen with a variety of solid tumor malignancies. Overall, the data demonstrated early signs of antitumor activity at doses that were generally well-tolerated and associated with substantial STAT3 knockdown in blood and tumor.

The following table highlights the demographics of the 29 patients that were treated across 5 dose levels as of the October 18, 2023, data cut-off.

Figure 36

‡ = anal; appendiceal; cholangiocarcinoma; colon adenocarcinoma; colorectal (4); duodenal; endometrial; head and neck (3); ovarian, pancreatic (2), peritoneal, rectal and renal; ⌂ = anaplastic T-cell lymphoma; Data cut-off: 18 October 2023.

KT-333 was generally well tolerated with primarily Grade 1 and 2 adverse events which included constipation, fatigue, nausea and anemia. The only KT-333 related adverse events that were Grade 3 or higher were stomatitis, arthralgia, and decreased weight in one patient each. Two dose-limiting toxicities (DLTs), stomatitis and arthralgia, occurred in LGL-L patients at DL5 and no DLTs were observed in solid tumor/lymphoma patients. Based on these findings, the study protocol was revised to continue dose escalation in solid tumor and lymphoma patients separately from patients with leukemia, including LGL-L and T-cell prolymphocytic leukemia, or T-PLL patients.

To demonstrate proof-of-mechanism, STAT3 degradation was evaluated in peripheral blood in cycles 1 and 2 using targeted mass spectrometry as shown in Figure 37. Mean maximum degradation of STAT3 in PBMCs post KT-333 infusion increased from 70% to 84% between dose levels 1 and 5 respectively. Percent change in STAT3 represents mean percent change of two STAT3 peptides from baseline. Up to 96% maximum knockdown of STAT3 protein was observed in PBMCs from patient in dose level 4. Recovery of STAT3 protein was observed between doses.

Figure 37

As shown in Figure 38, pathway engagement in tumor was demonstrated through semiquantitative analysis of multiplex immunofluorescence data which showed a 69% decrease in STAT3 positive cells and 87% reduction in phospho STAT3 positive cells in a CTCL biopsy ~ 24 hours post KT-333 infusion compared to baseline.

Figure 38

We observed clinical activity in 3 of 5 CTLC patients, including 2 partial responses and 1 stable disease. We also observed 1 partial response in Classic Hodgkin lymphoma, or cHL. Collectively, these results demonstrated single agent activity in liquid tumors that was supported by preclinical data. In solid tumors, where preclinically no strong single agent activity was observed, a pattern of more prolonged stable disease, or SD in Head & Neck tumors was observed with a total of 4 patients. The following tables highlight the response data as of the October 18, 2023, data cut-off.

Figure 39

*Mucoepidermoid carcinoma of parotid gland (C7+), sinonasal adenocarcinoma (C5), cholangiocarcinoma (C3), renal cell cancer (C3+).

Figure 40

* Received steroids during 1st week of C1 to treat symptoms arising from Sezary Syndrome; ¥ Discontinued d/t AE (Gr. 2 squamous cell carcinoma of skin); discontinued d/t PI discretion (stable disease at discontinuation); HNC1 = Mucoepidermoid carcinoma of parotid gland; HNC2 = Sinonasal adenocarcinoma.

KT-333 resulted in substantial reduction of STAT3, pSTAT3 and SOCS3 in a CTCL patient tumor with concomitant induction of IFNγ-stimulated genes, suggestive of positive immunomodulatory response in the tumor microenvironment that both clinically and preclinically has been shown to enhance the activity of anti-PD-1 drugs, supporting potential expansion into combinations of KT-333 and anti-PD-1 agents. An interferon gamma signature predictive of sensitivity to anti-PD-1 therapy was induced in the tumor biopsy of a cutaneous T-cell lymphoma (CTCL) patient following treatment on the Phase 1 trial, indicating the potential of KT-333 to synergize with PD-1 antibody therapy.

Blood

Time Course of Transcriptional Induction of Select IFNγ Stimulated Genes Post KT-333 Infusion

CXCL9 mRNA
CXCL10 mRNA
STAT1 mRNA
IDO1 mRNA
LAG3 mRNA
PD-L1 mRNA
% Change from C1D1 Predose (Mean ± SEM)
Days in Study
DL2
DL3
DL4
DL5
▲ KT-333 IV

Figure 41

Figure 42

Clinical Development Plans

The Phase 1a dose escalation portion of the trial is ongoing. We expect to provide additional clinical data in 2024.

MDM2

Summary

We are developing degraders that target MDM2 for the treatment of solid tumors and hematological malignancies. KT-253 targets MDM2, the crucial regulator of the most common tumor suppressor, p53. p53 remains intact (wild type) in close to 50% of cancers, meaning that it retains its ability to modulate cancer cell growth. While small molecule inhibitors (SMIs) have been developed to stabilize and upregulate p53 expression, they have been found to induce a feedback loop that increases MDM2 protein levels, which can repress p53 and limit their efficacy. In preclinical studies, KT-253 has shown the ability to overcome the MDM2 feedback loop and rapidly induce cancer cell death with brief exposures, providing the opportunity for an improved efficacy and safety profile. In May 2023, we began dosing in a Phase 1 clinical trial of KT-253. The study is designed to evaluate the safety, tolerability, PK/PD and clinical activity of KT-253 in adult patients with liquid and solid tumors. KT-253 has achieved clinical proof-of-mechanism in the Phase 1 trial and shown signs of anti-tumor activity in liquid and solid tumor types. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to provide additional clinical data in 2024.

Biology and Mechanism of Action

The murine double minute 2 (MDM2) oncoprotein is the major E3 ligase which controls the tumor suppressor p53. p53 is a transcription factor that regulates cellular responses to stress and guides cell fate decisions such as cell cycle arrest, DNA repair, senescence, and apoptosis and functional in close to 50% of cancers, both liquid and solid, and many p53 functional cell lines are dependent on MDM2 overexpression for p53 suppression and survival. Stabilization and upregulation of p53 by removal of MDM2 by degradation can cause cells to undergo cell death and/or cell cycle arrest. While MDM2 small molecule inhibitors have shown clinical activity in a variety of tumor types, the activity has been limited as a result of the inhibition of MDM2 leading to a feedback loop, as shown in Figure 43. This feedback loop results in upregulation of MDM2 protein expression, which in turn makes it more difficult for occupancy-driven small molecules to inhibit MDM2. As a result, small molecule inhibitors have had a more modest effect on p53 upregulation which often leads to cell cycle arrest rather than apoptosis, thereby limiting the efficacy of MDM2/p53 small molecule inhibitors. This feedback loop also necessitates more chronic exposure to drug to maintain modest MDM2 inhibition in tumors, potentially leading to toxic effects on normal cells that limits the safety and tolerability of these inhibitors. Degraders have the potential to overcome the MDM2 feedback loop by completely removing the protein in a catalytic manner. This enables the development of highly potent drugs that are able to induce strong p53 upregulation and an irreversible acute apoptotic response in tumor cells with just brief exposures, thereby maximizing efficacy and improving the safety profile by allowing time for the recovery of normal cells.

Stressors
DNA Damage
Hypoxia
Oncogenes
Other
ub
ub
ub
MDM2
p53
p53 Degradation
p53
MDM2
Feedback Loop
p53
P53 Targets
Cell Cycle Arrest
(p21, Ptprv)
Apoptosis
(Noxa, Bax, Puma)
Tumor Suppression

Figure 43

Development Opportunities

The large numbers of p53wt cell lines dependent on MDM2, as seen in Figure 44, gives a high-level view of the potential breadth of opportunities in oncology for a potent and well tolerated agent for this pathway. These tumor cell types include but are not limited to cancers which have amplification and over expression of MDM2. De-stabilization of p53 by MDM2 enables cells to survive by blocking both cell cycle arrest and apoptosis. While the opportunities are very diverse, we plan to focus our development efforts on tumors which are most susceptible to the acute apoptotic response elicited by our degraders, where we believe we will be able to achieve the greatest therapeutic index and efficacy. Our initial disease areas of interest are hematological malignancies and solid tumor indications where preclinically we see that MDM2 degradation leads to an acute apoptotic response predictive of clinical activity with intermittent dosing.

Figure 44

For hematological malignances, KT-253 has potential monotherapy and combination opportunities in Acute Myeloid Leukemia (AML), and potential opportunities across Myelofibrosis, Myelodysplastic Syndrome (MDS), Acute Lymphocytic Leukemia (ALL) and TP53WT lymphomas. For solid tumors, KT-253 has monotherapy opportunities across a subset of adult and pediatric tumors, to be informed by emerging gene signature with potential for a tumor-agnostic development path. We are assembling a comprehensive preclinical and clinical dataset examining the factors impacting in vivo response to intermittent dosing with KT-253 across multiple different solid and liquid tumor types in order to derive patient selection biomarkers for the next stage of development after Phase 1a.

Preclinical Studies and Data

KT-253’s potent p53 stabilization, with brief exposures, drives apoptosis in cancer cells. In Figure 45, KT-253 demonstrated greater than 200-fold improvements in both in vitro cell growth inhibition and apoptosis than small molecule inhibitors.

Figure 45

Unlike small molecule inhibitors, KT-253 removes the protein, which can overcome the p53-dependent feedback loop that upregulates MDM2 production. As seen in Figure 46, MDM2 levels are increased by the small molecule inhibitor (feedback loop), impairing p53 stabilization.

KT-253 Keeps MDM2 Levels Undetectable, Stabilizing p53

KT-253, IC_{90}
0h DMSO
2h
4h
24h
24h DMSO
MDM2
ACTB
DS-3032, IC_{90}
0h DMSO
2h
4h
24h
24h DMSO
MDM2
ACTB

Figure 46

In preclinical models, 4-hour target coverage by KT-253 was sufficient to induce apoptosis, as shown in Figure 47. These data support an intermittent dosing schedule of KT-253 can drive efficacy while increasing therapeutic index.

4hr Target Coverage by KT-253 Is Sufficient to Induce Apoptosis

Caspase 3_7 / CTG Signal
20000
10000
3000
2000
1000
600
400
200
0
0
4
24
48
Time, hrs
KT-253
1000 nM
100 nM
10 nM
DS-3032
1000 nM
100 nM
10 nM

Figure 47

KT-253 potently degrades MDM2 leading to pathway impact and antitumor activity superior to a small molecular inhibitor in preclinical models. Targeted proteomic analysis of RS4;11 (ALL) tumors demonstrated robust degradation of MDM2 one hour post dosing and associated pathway activation biomarkers including p53 and GDF15, as show in Figure 48.

MDM2 Degradation Leads to Superior P53 Upregulation vs SMI

MDM2 Protein Levels
1h post dosing
%MDM2 Remaining
(Norm. to Vehicle, ACTB)
250
200
150
100
50
0
Vehicle
KT-253 3 mg/kg SD
DS-3032 30 mg/kg QDx3

p53 Protein Levels
Relative Quantification
(% Vehicle, p53/ACTB)
2000
1500
1000
500
0
1
8
24
1
8
24
1
8
24
Time (Hours)

GDF15 Protein Levels
p53 Activation
Relative Quantification
(% Vehicle, GDF15/IPO8)
10000
8000
6000
4000
2000
0
1
8
24
1
8
24
1
8
24
Time (Hours)

Figure 48

Figure 49 shows sustained tumor regressions in MV4;11 (AML) CDX models after a single 3 mg/kg KT-253 dose. Additionally, KT-253 demonstrated robust anti-tumor activity in MCC models. No efficacy was observed with the clinically relevant dosing regimen of the small molecule inhibitor (DS-3032).

MDM2 Degradation Leads to Superior Antitumor Responses in AML and MCC Preclinical Models

MV4;11 AML CDX Model

Tumor Volume (mm^3)
Mean ± SEM
2500
2000
1500
1000
500
0
0
7
14
21
28
Days Post Treatment
Vehicle
KT-253, 3 mg/kg IV SD
DS-3032, 30 mg/kg PO 3ON/11OFF

PDX MCC Model

Dosing event
Tumor Volume (mm^3)
1400
1200
1000
800
600
400
200
0
0
10
20
30
40
50
Days
Vehicle
KT-253, 10 mg/kg Q3W x 2 cycles
DS-3032, 30 mg/kg 3ON/11OFF x 2 cycles

Figure 49

Clinical Studies and Data

The Phase 1 trial, began dosing patients in May 2023, is evaluating the safety, tolerability, PK/PD, and clinical activity of KT-253 in patients with relapsed or refractory high grade myeloid malignancies, including AML, ALL, lymphoma and solid tumors. Patients in the Phase 1 dose escalation study will receive intravenous doses of KT-253 administered once every 3 weeks. The open-label study is intended to identify the recommended Phase 2 dose, and is comprised of two arms, with ascending doses of KT-253 in each arm. The first arm consists of patients with lymphomas and advanced solid tumors and the second arm consists of patients with high grade myeloid malignancies and ALL.

Phase 1a

Solid Tumors/Lymphoma
DL$_X$
DL$_{X+1}$
DL$_{X+2}$
DL$_n$
MTD/RP2D
R/R high-grade Myeloid Malignancies/ALL
Pharmacologically Active Dose in ST/L
DL$_Y$
DL$_{Y+1}$
DL$_{Y+2}$
DL$_n$
MTD/RP2D

Key Objectives	Phase 1a
Primary	• Safety, MTD and/or RP2D
Secondary	• PK • Preliminary Efficacy
Exploratory	• PD

Figure 50

As of the October 20, 2023, data cut-off date, a total of 9 patients with solid tumors had been enrolled onto dose levels 1-3 of Arm A and received a mean of 2.3 cycles with a range of 1 to 6 cycles. The data from Arm A of the ongoing Phase 1a trial demonstrated KT-253 clinical proof-of-mechanism and initial signs of clinical activity in the first 2 dose levels in patients. Clinical response results for all patients within a dose cohort were available for dose level 1. Based on exposures we did not expect this dose level to be clinically active, however, we observed that among the 3 solid tumor patients treated on dose level 1, there was 1 confirmed partial response after 4 cycles with treatment continuing after 6 cycles, 1 confirmed stable disease after 4 cycles with the patient subsequently discontinued from the study after 6 cycles for lack of response, and 1 patient with disease progression after cycle 1, as seen in Figure 51. The patient with the partial response had Merkel Cell Carcinoma, or MCC, metastatic to abdominal lymph nodes and skin who had previously been treated with chemotherapy as well as multiple different immune checkpoint inhibitors.

Figure 51

There were no dose-limiting toxicities across dose levels 1-3. As of the data cut-off date, the most common drug-related adverse events. or AE’s, occurring in 2 or more patients included Grade 1/2 nausea and Grade 1 diarrhea. One patient at dose level 1 had a serious adverse event, or SAE, of Grade 3 hypotension during cycle 4 that was due to diminished oral intake deemed related to study drug. Treatment included IV fluids and the patient remains on study without dose reduction or recurrence of hypotension. As of the data cut-off date, there were no neutropenia or thrombocytopenia AEs even in patients who had received up to 6 cycles of therapy.

Clinical Development Plan

The KT-253 Phase 1a trial is an open label dose escalation study where adult patients with relapsed or refractory high grade myeloid malignancies, ALL, lymphomas and solid tumors receive IV doses of KT-253 once every 3 weeks. The study is intended to evaluate safety, tolerability, PK/PD and initial clinical activity and identify the recommended Phase 2 dose. It is comprised of two arms with ascending doses of KT-253 in each arm. Arm A is in patients with advanced solid tumors and lymphomas and Arm B is in patients with relapsed or refractory high grade myeloid malignancies, including AML, and ALL. The first patient was dosed in May 2023 and the first 2 dose levels in Arm A have been fully enrolled, with enrollment ongoing. Enrollment onto Arm B has also been initiated following demonstration of on-target pharmacology in the first 2 dose levels of Arm A. The Company expects to share additional clinical data in 2024.

Collaboration Agreement with Sanofi (formerly Genzyme Corporation)

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will also be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will further be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

Additionally, in December 2022, Sanofi provided us with written notice of its intention to take KT-474 into Phase 2 clinical trials. In the fourth quarter of 2023, the Company achieved two milestones of $40.0 million and $15.0 million relating to the dosing of the first patient in the Phase 2 clinical trial for the first and second indications, respectively. As of December 31, 2023, the Company had received the $40.0 million milestone with the $15.0 million included within the accounts receivable on the consolidated balance sheet.

In September 2023, the Company and Sanofi mutually agreed to cease activities related to the undisclosed target and we are no longer eligible for the milestone and royalty payments associated with the second target.

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

Companies developing small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., and Foghorn Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, STAT6, TYK2, STAT3, and MDM2 programs. Many of these indications have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

Patent Portfolio

Our intellectual property includes a portfolio of wholly owned patent families covering our platform E3 ligase ligand technology and our novel bifunctional degrader product candidates, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related compounds and methods. Our intellectual property portfolio is in its very early stages, and, as of December 31, 2023, included 19 granted U.S. patents, about 100 U.S. patent applications, about 25 international patent applications, five granted foreign patents, and about 449 foreign patent applications. Our patent portfolio is generally organized into two categories: (1) platform E3 ligase ligand patent families and (2) protein degrader patent families, including various target-specific degrader patent families.

Platform E3 Ligase Ligand Patent Families

Our platform E3 ligase ligand patent families are wholly owned and include four patent families directed to novel ligands for the cereblon E3 ubiquitin ligase, as well as methods of treatment and other related methods. As of December 31, 2023, our platform E3 ligase ligand patent families included three granted U.S. patents, five U.S. patent applications, and three patent applications in Europe. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

Protein Degrader Patent Families

Our protein degrader patent families are wholly owned and are directed to novel bifunctional degrader compounds that are useful in affecting ubiquitination of a target protein, as well as methods of treatment and other related methods. As of December 31, 2023, our protein degrader patent families included two granted U.S. patent, five U.S. patent applications and about 19 foreign patent applications filed in foreign jurisdictions, such as Australia, Canada, Europe, Israel, Japan, Mexico, New Zealand, and the Russian Federation. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions.

Target-Specific Degrader Patent Families

Our target-specific degrader patent families are wholly owned and focus protection around degrader compounds that are designed to target specific proteins for degradation, as well as methods of treatment and other related methods. Such targets include, for example, IRAK (interleukin-1 receptor-associated kinases) and STAT (signal transducers and activators of transcription). As of December 31, 2023, our target-specific degrader patent families included 14 granted U.S. patents, about 87 U.S. patent applications, about 22 international patent applications, three granted foreign patents, and about 423 patent applications filed in foreign jurisdictions, such as Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents resulting from our target-specific degrader patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

IRAK-Specific Patent Families

Our IRAK-specific patent families are wholly owned and include patent families covering degrader compounds that are designed to specifically target IRAK for degradation and patent families covering novel IRAK ligands. As of December 31, 2023, our IRAK-specific patent families included 11 granted U.S. patents, about 34 U.S. patent applications, about eight international patent applications, three granted foreign patents and about 293 patent applications filed in foreign jurisdictions, such as Australia, Argentina, Brazil, Canada, China, Europe, Eurasia, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents resulting from our IRAK-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

With respect to the KT-474 product candidate, as of December 31, 2023, we own three granted U.S. patent, eight pending U.S. patent applications, five pending international patent applications, one granted foreign patent and about 128 patent applications filed in foreign jurisdictions, such as Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Taiwan, each with claims directed to compositions of matter covering KT-474 and/or methods of making or using KT-474. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2039 and 2044, absent any patent term adjustments or extensions.

STAT-Specific Patent Families

Our STAT-specific patent families are wholly owned and focus on degrader compounds that are designed to specifically target signal transducers and activators of transcription (STAT) for degradation. As of December 31, 2023, our STAT-specific patent families included two granted U.S. patent, about 18 U.S. patent applications, three international patent applications, and about 49 patent applications filed in foreign jurisdictions, such as Australia, Canada, China, Eurasia, Europe, India, Israel, Japan, South Korea, Mexico, and Taiwan. Any U.S. or foreign patents resulting from our STAT-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

Other Target-Specific Patent Families

As of December 31, 2023, we own one granted U.S. patent, about 31 U.S. patent applications, 10 international patent applications and about 81 patent applications filed in Australia, Argentina, Brazil, Canada, China, Europe, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan which focus on degrader compounds designed to specifically target other proteins. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

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

Trademarks

We have and intend to file applications for trademark registrations in connection with our product candidates and other technologies in various jurisdictions, including the United States.

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

In September of 2022, KT-333, Kymera’s STAT3 degrader in development for relapsed and/or refractory lymphomas and solid tumors, was granted its second orphan drug designation by the U.S. Food and Drug Administration for the treatment of cutaneous T-cell lymphoma (CTCL), following its orphan drug designation for peripheral T-cell lymphoma (PTCL) in June of 2022. In June 2023, KT-253, Kymera’s MDM2 degrader in development for hematological malignancies and solid tumors, was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia. These designations provide incentives to encourage the development of medicines for rare diseases.

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

A drug can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, indications of the active moiety and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric trial or of multiple pediatric trials in accordance with an FDA-issued “Written Request” for such trials, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Other Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, pharmaceutical price reporting, and patient data privacy and security laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. President Biden has issued multiple executive orders that have sought to address the issue of prescription drug costs. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business t o varying degrees, including provisions that reduce the annual out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2024, thereby eliminating the coverage gap; impose new manufacturer financial liability on many drugs reimbursed under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition; and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

•
Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and designated orphan medicinal products. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
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

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized marketing authorizations (under the Northern Ireland Protocol, centralized marketing authorizations currently continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicine’s regulator, under which the MHRA may have regard to decisions on the approval of a marketing authorization made by the EMA and certain other regulators when considering whether to grant a Great Britain marketing authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the United Kingdom or Great Britain.

In the EU, innovative medicinal products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. In the EU, a medicinal product may be designated as orphan if: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same therapeutic indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate, or SPC, can be granted on the basis of pediatric studies for orphan indications. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a marketing authorization may be granted to a similar product for the same therapeutic indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

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

Similar to the U.S., the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014 (Clinical Trials Regulation) which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, meaning no national implementing legislation in each EU Member State is required. The transitory provision of the Clinical Trial Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Regulation, The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union.

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

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under the new international recognition procedure in the UK mentioned above, the MHRA may take into account decisions on the approval of a marketing authorization from the EMEA (and certain other regulators) when considering an application for a Great Britain marketing authorization.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In principle, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland) and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Employees and Human Capital

As of December 31, 2023, we had 187 full-time employees, of which 97 have M.D. or Ph.D. degrees. Within our workforce, 143 employees are engaged in research and development and 44 are engaged in business development, finance, legal, and general management and administration. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. We continually evaluate the business need and opportunity and balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. To attract qualified applicants, the Company offers a comprehensive benefits package consisting of base salary and cash target bonus, medical and other benefits and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

We support our employees’ further development with individualized development plans, mentoring, coaching, group training, conference attendance and financial support including tuition reimbursement.

Facilities

Our corporate headquarters are located in Watertown, Massachusetts, where we lease and occupy approximately 34,522 square feet of office and laboratory space. The current term of our Watertown lease expires March 31, 2030, with an option to extend the term five additional years with 12 months’ notice with rent set at an agreed upon market rate. In December 2021, we entered into a lease for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which we are beginning to occupy in February 2024. This lease has an initial term of 134 months, and we have two consecutive options to extend the term of the lease for five years each at then-market rates. We intend to sublease our current space to third parties after we have completed the move to our new facility.

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

Item 1A. Risk Factors.

Our business involves a high degree of risk. You should carefully consider the material and other risks and uncertainties described and summarized below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Special Note Regarding Forward-Looking Statements,” before you make an investment decision. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. The risks described below are not the only risks that we face. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock. New risks can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We are a biopharmaceutical company with a limited operating history and have not generated any revenue to date from drug sales, and may never become profitable.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation in 2015 and our initial funding in 2016, our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our drug discovery technology, developing our pipeline, building our intellectual property portfolio, undertaking preclinical studies and conducting Phase 1 clinical trials of our product candidates. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current product candidates. Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the pandemics or developments relating to macroeconomic conditions. We will need to transition from a company with a research and development focus to a company capable of supporting late-stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our collaborations and our initial public offering (IPO), follow-on offerings, PIPE offering and at-the market sales program. From our inception through December 31, 2023, we raised an aggregate of approximately $1.07 billion of gross proceeds from such transactions and through our collaborations. In January 2024, we received approximately $316.2 million, before deducting underwriting discounts and commissions and estimated offering expenses, from a public offering of our common stock and pre-funded warrants to purchase shares of our common stock. In February 2024, we received $50 million before deduction sales commissions from sales of common stock under our sales agreement with Cowen and Company, LLC. As of December 31, 2023, our cash and cash equivalents and investments were $436.3 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $530.8 million as of December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, we reported net losses of $147.0 million, $154.8 million, $100.2 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

The development of pharmaceutical drugs is capital-intensive. We are engaged in clinical development activities on various programs and are also currently advancing multiple development candidates through preclinical development across a number of potential indications. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

As of December 31, 2023, we had approximately $436.3 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to us from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by us, were approximately $199.8 million. Concurrent with the IPO, we announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to us from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. In August 2022, we completed a PIPE offering of our common stock and pre-funded warrants resulting in gross proceeds of $150.0 million. In January 2024, we completed a follow-on offering of our common stock and pre-funded warrants resulting in gross proceeds of $316.2 million before deducting underwriting discounts and commissions and estimated offering expenses. In February 2024, we received $50 million before deduction sales commissions from sales of common stock under our sales agreement with Cowen and Company, LLC. We expect that the approximately $436.3 million of cash and cash equivalents and investments at December 31, 2023, together with the net proceeds from the first quarter of 2024 offerings and the $15 million milestone payment received in January of 2024 under our collaboration agreement with Sanofi, will be sufficient to fund our operations into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Since that date, SVB has announced they have been acquired by First Citizens Bank and have resumed mostly normal operations. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Preclinical and Clinical Development

We are very early in our development efforts and our IRAK4, STAT3 and MDM2 programs are in early clinical development. If we are unable to advance them through the clinic for safety or effective reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our immunology portfolio, consisting of IRAK4, STAT6 and TYK2 programs, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases, as well as our oncology portfolio, consisting of our STAT3 and MDM2 programs, which target numerous cancers. In some instances, we may decide to discontinue our investment in programs. For example, in November 2023, we announced the decision to discontinue the development of our KT-413 (IRAKIMID) program in order to focus resources to support our growing immunology pipeline. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We depend heavily on the successful development of our lead programs. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Commission following scientific evaluation by the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with HS or AD. The program was initially placed on partial clinical hold regarding the multiple ascending dose, or MAD) portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial. In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results, and the Phase 1 trial has since been completed.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in December 2023, we announced positive interim results from our Phase 1 trial of KT-333 and in November 2023, we announced positive interim results from our Phase 1a trial of KT-253. However, there can be no assurance that the final topline data from either trial will be consistent with such results or otherwise viewed as positive. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete, including data from of our clinical trials, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their diseases. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the ongoing clinical trials of KT-474, KT-333 and KT-253 may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-474, KT-621, KT-294, KT-333 and KT-253, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-294, we do not know whether either of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies, (i) KT-621 demonstrated full inhibition of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that was superior to dupilumab, and equivalent or superior activity to dupilumab, and (ii) KT-294 demonstrated picomolar to nanomolar potencies across all relevant human cell types evaluated. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.

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

We may seek Fast Track Designation for one or more of our current or future product candidates. In the third quarter of 2023, the U.S. Food and Drug Administration granted Fast Track designation to KT-333 for the treatment of both relapsed/refractory CTCL and relapsed/refractory PTCL. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular current or future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for certain current or future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek approval of KT-474, KT-621, KT-294, KT-333, KT-253 or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of KT-474, KT-621, KT-294, KT-333, KT-253 or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, may grant orphan designation with respect products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be of significant benefit to those affected by the applicable condition). Additionally, designation may be granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in developing the product. In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if at the end of the fifth year, it is established that a product no longer meets the criteria for Orphan Designation, including where it is shown that the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Among other matters, U.S. and foreign anti-corruption, including the Foreign Corrupt Practices Act (FCPA), anti-money laundering, export control, sanctions, and other trade laws and regulations, which we collectively refer to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. As we increase our activities outside the United States, which may include increased interactions with officials and employees of government agencies or state-owned or -affiliated entities, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm our business, results of operations, and financial condition. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In addition, many countries outside the U.S. have limited government support programs that provide for reimbursement of products such as our product candidates, with an emphasis on private payors for access to commercial products. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

Since its enactment, there have been judicial, administrative, executive and Congressional legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, President Biden has issued multiple executive orders that have sought to address the issue of prescription drug costs. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example,

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that included, along with subsequent legislation, aggregate reductions of Medicare payments to providers of up to 2% per fiscal year will remain in effect through 2032 unless additional Congressional action is taken.
•
The American Taxpayer Relief Act of 2012 among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”
•
The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.
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
•
The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the annual out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on many drugs reimbursed under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition; and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and the IRA further delayed implementation of this rule to January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. See the section of this report titled “Government Regulation -other Regulatory Matters – Other Healthcare Laws” for additional information.

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

Competitors in our efforts to develop small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Foghorn Therapeutics Inc. and Nurix Therapeutics, Inc., some of which have entered clinical development. Further, several large pharmaceutical companies have disclosed preclinical and clinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, STAT6, TYK2, STAT3 and MDM2 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

Although we designed the Phase 1 trials of KT-474, KT-333 and KT-253, and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Legislative proposals are pending that, if enacted, could negatively impact U.S. funding for certain biotechnology providers having relationships with foreign adversaries or which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays.

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

We have entered into a collaboration and licensing arrangement with Sanofi and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

As discussed elsewhere in this Annual Report on Form 10-K, our collaboration partner, Sanofi, is conducting a randomized Phase 2 clinical trial evaluating KT-474 in HS and a second randomized Phase 2 trial in AD. Sanofi will have significant discretion in determining the efforts and resources that it will apply to advance those clinical trials. As a result of the factors noted above, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships or acquisitions, collaborations or license arrangements we may enter into, which could delay our timelines or otherwise adversely affect our business.

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

As of December 31, 2023, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 101 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

We will need to continue to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of December 31, 2023, we had 187 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Additionally, any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We currently lease 34,522 square feet of research and development and office space in Watertown, Massachusetts, which lease expires on March 31, 2030. In December 2021, we entered into a lease for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which we began occupying in February 2024. We intend to sublease our current space to third parties after we have completed the move to our new facility. In the event that we are unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease our space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur unanticipated payment obligations.

Risks Related to Our Common Stock

The price of our common stock has been and may continue to be volatile and fluctuate substantially, and investors may lose all or part of their investment.

Our stock price has been volatile and may continue to be subject to wide fluctuations in response to various factors. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including in connection with conflicts in various regions of the world, increasing inflation rates, and interest rate changes, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. As a result of this volatility, you may lose all or part of your investment. The market price for our common stock may be influenced by many factors, including:

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

As of December 31, 2023, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 31% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of December 31, 2023, approximately 3,000,000 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 8,706,304 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Additional capital will be needed in the future to continue our planned operations. To the extent we issue additional equity securities to raise capital or pursuant to our equity incentive plans or other contractual obligations, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell or issue common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock that many of them are now able to sell in the public market. Significant portions of these shares are held by a relatively small number of stockholders, none of whom have entered into agreements restricting their ability to sell their shares. Sales by our stockholders of a substantial number of shares or distributions of their holdings to their respective limited partners and other equity holders, or the expectation that such sales or distributions, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

Further, because we expect we will need to raise additional capital to fund our future activities, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Future issuances of common stock or common stock-related securities, together with the exercise of outstanding stock options or warrants, the vesting and settlement of outstanding restricted stock units, and new equity awards granted under our equity incentive plans, if any, may result in further dilution. Pursuant to the sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, we may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in “at-the-market” offerings, subject to the limitations thereof. As of December 31, 2023, no shares of common stock had been sold under the Sales Agreement. To date, approximately $50 million worth of common stock had been sold under the Sales Agreement. To the extent that we sell additional shares of our common stock in the future pursuant to the Sales Agreement, investors purchasing shares of our common stock could experience further dilution.

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

Shares issued upon the exercise of stock options outstanding or settlement of restricted stock units under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

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

The sale or issuance of our common stock to, or through, Cowen may cause significant dilution and the sale of the shares of common stock acquired by Cowen, or the perception that such sales may occur, could cause the price of our common stock to fall.

On October 1, 2021, we entered into a Sales Agreement with Cowen, pursuant to which we may offer and sell our common stock, subject to certain limitations in the Sales Agreement and compliance with applicable law, at any time throughout the term of the Sales Agreement. The number of shares that are sold by Cowen after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Cowen by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. From October 1, 2021 through December 31, 2023, we had not sold any shares of common stock through the Cowen sales agreement. On February 7, 2024, we sold 1,519,453 shares of common stock through the Cowen sales agreement.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made and changes are likely to continue to occur in the future.

As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition and results of operations. You are urged to consult your tax advisor regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations, and, as a result, unavailable to reduce our future tax liability

As of December 31, 2023, we had federal and state net operating loss carryforwards of $160.5 million and $161.3 million, respectively, which begin to expire in various amounts in 2036 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, which are not subject to expiration but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020). As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $19.5 million and $8.1 million, respectively, which begin to expire in 2036. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest ownership percentage of such stockholders or groups of stockholders within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize NOLs or credit. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk Factors—Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

Kymera uses, stores and processes data for and about our research programs, clinical trials, employees, and suppliers. We have developed and maintain an information security program designed to assess, identify, and manage risks from cybersecurity threats, including to our data and systems. We conduct periodic assessments of our assets, including internal and external security testing, as part of our risk management process and to evaluate the effectiveness of applicable security controls. These assessments are informed by industry standards. Our cybersecurity risk management process is a part of our overall risk management program. We also have an employee education program that includes training designed to raise awareness of cybersecurity threats. We have adopted an Incident Response Policy that outlines the legal and governance process for identifying and managing material cyber risks to our information and information systems and our framework for assessing and responding to cyber incidents, as applicable.

Governance Related to Cybersecurity Risks

Under the ultimate direction of the Chief Executive Officer and our executive management team, the Cybersecurity Supervisory Committee (CSSC) has primary responsibility for overseeing our management of cybersecurity risks, which includes representatives from finance, legal, operations, human resources, and information technology. The CSSC meets as circumstances warrant to review and update incident response procedures and to provide oversight of incident response activities of the Cyber Security Incident Response Team.

The head of information technology and the CSSC have primary responsibility for assessing and managing our cybersecurity program. The head of information technology, who reports to the Chief Operating Officer, has more than 25 years of experience in building and leading information technology and security teams.

The board of directors has ultimate oversight of our risk management program and has delegated oversight of that program, including, oversight of cybersecurity, to the audit committee of the board of directors. The S.V.P. of Information Technology presents to the audit committee periodically regarding cybersecurity matters. The Chief Financial Officer and the Chief Legal Officer are responsible for informing the audit committee in the event of any material cybersecurity incidents and any potential disclosure obligations arising from such incidents.

Item 2. Properties.

We currently occupy approximately 34,522 rentable square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in March 2030. We have an option to extend the lease term for five additional years. Additionally, in February 2023 we began occupying 100,624 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in March 2035. We have two options to extend the lease term, each for five additional years. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Stock Performance Graph

The following graph shows a comparison from August 21, 2020, the first date that shares of our common stock were publicly traded, through December 31, 2023, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

Comparison of 41 Month Cumulative Total Return*

Among Kymera Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

$200
$175
$150
$125
$100
$75
$50
$25
$0
8/21/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
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

Holders of Our Common Stock

As of February 16, 2024, there were approximately 21 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Our current clinical stage programs are IRAK4, STAT3, and MDM2, which each address high impact targets within biologically-proven pathways, providing the opportunity to treat a broad range of immuno-inflammatory diseases, hematologic malignancies, and/or solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. Our disclosed preclinical programs target STAT6 and TYK2, two proteins in well-validated pathways where we believe our degrader technology has the potential to offer unique advantages as compared to competing therapies. Both programs are currently in IND-enabling studies.

With respect to our IRAK4 program, we are collaborating with Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of interleukin-1 receptor/toll-like receptor or IL-1R/TLR-driven immunology-inflammation conditions and diseases with high unmet medical need, including hidradenitis suppurativa, or HS, an inflammatory skin disease, as well as atopic dermatitis, or AD, and potentially other indications. We have completed our Phase 1 trial of KT-474, which included cohorts of healthy volunteers, as well as patients with HS and AD. Phase 2 clinical trials of KT-474, conducted by Sanofi, are initially investigating its potential in HS and AD. The clinical trials for both indications have been initiated, and patient dosing is ongoing.

With respect to our clinical oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial in patients with relapsed/refractory liquid and solid tumors, including aggressive lymphomas. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to present additional clinical data in 2024. In September 2023, we announced that the FDA, granted KT-333 Fast Track Designation for the treatment of relapsed/refractory peripheral T cell lymphoma, an indication for which we have previously received Orphan Drug Designation. Our Phase 1 clinical trial of KT-253, our MDM2 degrader, was initiated in March 2023. The study is evaluating the safety, tolerability, pharmacokinetics/pharmacodynamics, and clinical activity of ascending doses of KT-253 in adult patients with relapsed or refractory high grade myeloid malignancies, acute lymphocytic leukemia, or ALL, lymphomas, and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we provided initial safety, proof-of-mechanism and proof-of-concept data in November of 2023. We expect to present additional clinical data in 2024. In June 2023, KT-253 was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia. In November 2023, we announced the decision to discontinue the development of our KT-413 (IRAKIMiD) program, despite reaching expected degradation levels and a lack of dose-limiting toxicities, in order to focus resources to support our growing immunology pipeline.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $1.45 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 private investment in public equity, or PIPE, offering, January 2024 follow-on offering, our sales agreement with Cowen and Company, LLC., and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $147.0 million, $154.8 million and $100.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, as of December 31, 2023 and 2022 we had an accumulated deficit of $530.8 million and $383.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and complete preclinical studies and clinical trials for current or future product candidates
•
prepare and submit Investigational New Drug applications, or INDs, with the U.S Food and Drug Administration, or FDA, for future product candidates;
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
•
expand and improve the capabilities of our Pegasus™ platform;
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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $436.3 million. We believe the existing cash, cash equivalents and marketable securities on hand, together with the net proceeds from the first quarter of 2024 offerings and the $15 million milestone payment received in January of 2024 under our collaboration agreement with Sanofi, will be sufficient to fund our operations into the first half of 2027. which is expected to take us beyond the Phase 2 data for KT-474, as well as additional proof-of-concept data for KT-253 and KT-333, and several clinical inflection points for our STAT6 and TYK2 programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our only revenues have been derived from research collaboration arrangements with Vertex Pharmaceuticals Incorporated, or Vertex, and Sanofi. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of the collaboration agreements.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi made an upfront payment of $150.0 million. In addition to the upfront payment, we are eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of December 31, 2023, we have achieved $55.0 million of milestones to date under the Sanofi Agreement related to certain IRAK4 clinical milestones.

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

Additionally with respect to Sanofi, on December 2, 2022, Sanofi provided the Company with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials for which the Company received milestone payments as further set forth in the Amended Sanofi Agreement. Phase 2 clinical trials of KT-474 are initially investigating its potential in HS and AD with the clinical trial for both indications having been initiated and commenced dosing in 2023.

In September 2023, the Company and Sanofi mutually agreed to cease activities related to Collaboration Target 2.

Operating expenses

Our operating expenses since inception have consisted solely of research and development expenses and general and administrative expenses.

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of targeted protein degradation therapeutics. These research efforts and costs include external research costs, personnel costs, supplies, license fees and facility-related expenses. We expense research and development costs as incurred. These expenses include:

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

•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from a future pandemic or similar public health crisis; and
•
our ability to maintain a continued acceptable safety profile for our therapies following approval.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, legal, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs, facilities costs, administrative travel expenses, marketing expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of our product candidates and our continued research activities. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as legal, investor and public relations expenses associated with our continued growth as a public company.

Other Income (Expense)

Interest and other income and expense, net

Interest and other income and expense consists of interest earned on our invested cash balances and interest on our financing leases.

Results of Operations

Comparison of years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year ended December 31,		Change
	2023	2022
	(in thousands)
Collaboration Revenue	$78,592	$46,826	$31,766
Operating expenses:
Research and development	189,081	164,248	24,833
General and administrative	55,041	43,834	11,207
Total operating expenses	244,122	208,082	36,040
Loss from operations	(165,530)	(161,256)	(4,274)
Other income, net	18,568	6,448	12,120
Net loss	$(146,962)	$(154,808)	$7,846

Collaboration revenue

We recognize revenue under each of our collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $78.6 million for the year ended December 31, 2023, of which $8.4 million and $70.2 million were attributable to our collaboration agreements with Vertex and Sanofi, respectively. Collaboration revenues were $46.8 million for the year ended December 31, 2022, of which $10.8 million and $36.0 million were attributable to our collaboration agreements with Vertex and Sanofi, respectively. The increase in revenue is primarily attributable to the achievement of $55 million in milestones under the Sanofi agreement in the fourth quarter of 2023.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Year ended December 31,		Change
	2023	2022
	(in thousands)
External research and development costs:
IRAK4	$13,762	$17,850	$(4,088)
IRAKIMiD	4,641	4,914	(273)
STAT3	11,490	8,332	3,158
MDM2	8,170	11,823	(3,653)
Other	56,637	46,474	10,163
Internal research and development costs	94,381	74,855	19,526
Total research and development expenses	$189,081	$164,248	$24,833

Research and development expenses were $189.1 million for the year ended December 31, 2023, compared to $164.2 million for the year ended December 31, 2022. The increase of $24.8 million was primarily due to an increase of $19.5 million in personnel, stock-based compensation and occupancy costs due to increases in employee headcount in the research and development functions, a $10.2 million increase in other research and development expenses primarily associated with increased work on preclinical programs, as well as a $3.2 million increase in expenses on our STAT3 program due to the continued progression of the associated Phase-1 clinical trial. These increases were primarily offset by a $8.0 million reduction in direct expenses related to our activities for our IRAK4, IRAKIMiD and MDM2 programs due to changes in the stage of development of these respective programs.

General and administrative expenses

General and administrative expenses were $55.0 million for the year ended December 31, 2023, compared to $43.8 million for the year ended December 31, 2022. The $11.2 million increase was primarily due to a $8.8 million increase in personnel, stock-based compensation and occupancy costs due to increases in employee headcount in the general and administrative functions, and a $2.4 million increase in legal and professional services expenses to support our growth as a public company.

Other Income, Net

Other income, net was $18.6 million for the year ended December 31, 2023, compared to $6.4 million for the year ended December 31, 2022. The $12.2 million increase was primarily due to the prevailing interest rates in the respective periods.

Results of Operations

Comparison of years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,		Change
	2022	2021
	(in thousands)
Collaboration Revenue	$46,826	$72,832	$(26,006)
Operating expenses:
Research and development	164,248	137,017	27,231
General and administrative	43,834	36,345	7,489
Total operating expenses	208,082	173,362	34,720
Loss from operations	(161,256)	(100,530)	(60,726)
Other income, net	6,448	313	6,135
Net loss	$(154,808)	$(100,217)	$(54,591)

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

Research and development expenses were $164.2 million for the year ended December 31, 2022, compared to $137.0 million for the year ended December 31, 2021. The increase of $27.2 million was primarily due to an increase of $22.4 million related to IND-enabling studies for our MDM2 program and increased investment in our other pipeline programs and platform, as well an additional $22.0 million increase in personnel, stock-based compensation and occupancy costs due to increases in employee headcount in the research and development functions. These increases were primarily offset by a $17.2 million reduction in direct expenses related to our activities for our IRAK4, IRAKIMiD and STAT3 programs due to changes in the stage of development of these programs and the discontinuation of IRAKIMiD.

General and administrative expenses

General and administrative expenses were $43.8 million for the year ended December 31, 2022, compared to $36.3 million for the year ended December 31, 2021. The $7.5 million increase was primarily due to a $6.5 million increase in G&A employee compensation due to an increase in employee headcount, and a $1.0M increase in legal and professional services expenses to support our growth as a public company.

Other Income, Net

Other income, net was $6.4 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021. The $6.1 million increase was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $1.45 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 PIPE offering, January 2024 follow-on offering, our sales agreement with Cowen and Company, LLC., and through our corporate collaborations. As of December 31, 2023 we had cash and cash equivalents and marketable securities of $436.3 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. There have been no shares of our common stock sold under the Sales Agreement as of December 31, 2023. On February 7, 2024, we completed the sale of 1,519,453 shares of common stock under the Sales agreement resulting in gross proceeds of approximately $50 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022	2020
	(in thousands)
Cash used in operating activities	$(102,826)	$(153,085)	$(128,946)
Cash provided by (used in) investing activities	139,886	20,519	(99,835)
Cash provided by financing activities	4,192	152,999	250,280
Net increase in cash, cash equivalents and restricted cash	$41,252	$20,433	$21,499

Cash Flow used in Operating Activities

During the year ended December 31, 2023, operating activities used $102.8 million of cash, primarily resulting from our net loss of $147.0 million during the period and a $8.6 million decrease in deferred revenue under our collaboration agreements. These were offset by a $11.2 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses, operating lease liabilities as well as adjustments for non-cash items of $41.5 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

During the year ended December 31, 2022, operating activities used $153.1 million of cash, primarily resulting from our net loss of $154.8 million during the period and a $37.8 million decrease in deferred revenue under our collaboration agreements. These were offset by adjustments for non-cash items of $39.3 million (primarily consisting of stock-based compensation, depreciation and amortization and premiums and discounts on available sale-securities) and a $0.2 million net increase in operating assets and liabilities primarily driven by changes in accounts payable and accrued expenses partially offset by changes in prepaid expenses and other operating assets and liabilities.

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

Cash Flow provided by (used in) Investing Activities

During the year ended December 31, 2023, cash provided by investing activities was $139.9 million comprised of maturities of marketable securities of $363.5 million partially offset by purchases of marketable securities of $189.2 million and purchases of property and equipment of $34.4 million.

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

Cash Flow from Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $4.2 million, primarily consisting of $2.9 million in proceeds from the exercise of employee stock options, $1.4 million in proceeds from the issuance of shares under our employee stock purchase partially offset by finance lease payments of $0.1 million.

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

We believe the existing cash, cash equivalents and marketable securities of $436.3 million as of December 31, 2023, together with the net proceeds from the first quarter of 2024 offerings and the $15 million milestone payment received in

January of 2024 under our collaboration agreement with Sanofi, will be sufficient to fund our operations into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Lease Commitments

Our lease commitments reflect payments due for our two lease agreements for laboratory and office space in Watertown, Massachusetts that expire in March of 2030 and 2035, respectively. As of December 31, 2023, our contractual commitments for our leases were $134.5 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Annual Report on Form 10-K.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2023, we had no significant liabilities denominated in foreign currencies.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kymera Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Collaboration Arrangements
Description of the Matter

As discussed in Note 5 to the consolidated financial statements, the Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet. For the year ended December 31, 2023, the Company has recognized $78.6 million in collaboration revenue.

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

Boston, Massachusetts

February 22, 2024

KYMERA THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$109,966	$68,395
Marketable securities (Note 4)	264,915	338,771
Accounts receivable	15,000	—
Contract assets	3,762	2,537
Prepaid expenses and other current assets	11,674	9,713
Total current assets	$405,317	$419,416
Marketable securities, non-current (Note 4)	61,434	152,328
Property and equipment, net (Note 6)	48,134	13,334
Right-of-use assets, operating leases	52,945	8,909
Other non-current assets	2,118	3,017
Restricted cash	5,811	6,130
Total assets	$575,759	$603,134
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,075	$4,335
Accrued expenses (Note 8)	33,864	27,502
Deferred revenue	37,883	35,260
Operating lease liabilities	5,068	2,535
Finance lease liabilities	1,277	1,408
Other current liabilities	524	303
Total current liabilities	$85,691	$71,343
Non-current liabilities
Deferred revenue, net of current portion	16,768	28,000
Operating lease liabilities, net of current portion	77,028	12,146
Finance lease liabilities, net of current portion	1,301	1,246
Other non-current liabilities	—	248
Total liabilities	$180,788	$112,983
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2023 and 2022, 55,585,305 and 55,039,380 shares issued and outstanding at December 31, 2023 and 2022, respectively;	6	6
Additional paid-in capital	926,269	878,884
Accumulated deficit	(530,752)	(383,790)
Accumulated other comprehensive loss	(552)	(4,949)
Total stockholders’ equity	394,971	490,151
Total liabilities and stockholders’ equity	$575,759	$603,134

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Statement of Operations Data:
Collaboration Revenue	$78,592	$46,826	$72,832
Operating expenses:
Research and development	$189,081	$164,248	$137,017
General and administrative	55,041	43,834	36,345
Total operating expenses	244,122	208,082	173,362
Loss from operations	(165,530)	(161,256)	(100,530)
Other income (expense):
Interest and other income	18,764	6,624	488
Interest and other expense	(196)	(176)	(175)
Total other income	18,568	6,448	313
Net loss	$(146,962)	$(154,808)	$(100,217)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	4,397	(4,289)	(532)
Total comprehensive loss	$(142,565)	$(159,097)	$(100,749)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(146,962)	$(154,808)	$(100,217)
Net loss attributable to common stockholders	$(146,962)	$(154,808)	$(100,217)
Net loss per share attributable to common stockholders, basic and diluted	$(2.52)	$(2.87)	$(2.09)
Weighted average common stocks outstanding, basic and diluted	58,365,499	53,933,229	47,989,023

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31 2023, 2022 and 2021

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity

Balance at December 31, 2020	44,482,186	$4	$412,777	$(128,765)	$(128)	283,888
Exercise of stock options	1,431,271	1	7,632	—	—	7,633
Vesting restricted stock	72,359	—	—	—	—	—
Issuance of shares under ESPP	19,687	—	788	—	—	788
Issuance of vested restricted stock to consultants	12,500	—	—	—	—	—
Stock-based compensation expense	—	—	24,972	—	—	24,972
Unrealized loss on marketable securities	—	—	—	—	(532)	(532)
Issuance of shares in connection with public offering net of underwriting discounts and costs of $16,207	5,468,250	—	240,760	—	—	240,760
Issuance of shares in concurrent private placement	49,928	—	2,346	—	—	2,346
Net Loss	—	—	—	(100,217)	—	(100,217)
Balance at December 31, 2021	51,536,181	$5	$689,275	$(228,982)	$(660)	$459,638
Issuance of Common Stock and accompanying Pre-Funded Warrants at Private Placement, net of issuance cost of $174	2,769,228	1	149,825	—	—	149,826
Exercise of stock options	601,594	—	3,154	—	—	3,154
Vesting restricted stock	36,866	—		—	—	—
Issuance of shares under ESPP	95,511	—	1,150	—	—	1,150
Stock-based compensation expense	—	—	35,480	—	—	35,480
Unrealized loss on marketable securities	—	—	—	—	(4,289)	(4,289)
Net Loss	—	—	—	(154,808)	—	(154,808)
Balance at December 31, 2022	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151
Exercise of Stock Options	441,759	—	2,860	—	—	2,860
Vesting Restricted Stock	39,511	—	—	—	—	—
Issuance of shares under ESPP	64,655	—	1,407	—	—	1,407
Stock-based compensation expense	—	—	43,118	—	—	43,118
Unrealized gain on marketable securities	—	—	—	—	4,397	4,397
Net Loss	—	—	—	(146,962)	—	(146,962)
Balance at December 31, 2023	55,585,305	$6	$926,269	$(530,752)	$(552)	$394,971

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(146,962)	$(154,808)	$(100,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	43,118	35,480	24,972
Depreciation and amortization	3,565	2,977	2,397
Premiums and discounts on available for sale marketable securities	(5,229)	889	5,807
Loss on disposal of property and equipment	—	—	18
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,961)	(992)	(4,016)
Accounts receivable	(15,000)	—	577
Contract asset	(1,226)	(2,401)	721
Accounts payable	2,038	253	54
Accrued expenses and other current liabilities	3,180	4,519	12,599
Deferred revenue	(8,609)	(37,774)	(69,356)
Operating lease right-of-use assets	4,797	517	419
Operating lease liabilities	18,582	(1,004)	(1,015)
Other non-current assets	909	(998)	(1,992)
Other non-current liabilities	(28)	257	86
Net cash used in operating activities	$(102,826)	$(153,085)	$(128,946)
Investing activities
Purchase of property and equipment, net	(34,480)	(2,836)	(1,597)
Purchase of marketable securities	(189,151)	(445,972)	(456,404)
Maturities of marketable securities	363,517	469,327	358,166
Net cash provided by (used in) investing activities	$139,886	$20,519	$(99,835)
Financing activities
Proceeds from issuance of common stock and accompanying pre-funded warrants from private placement, net of issuance costs	—	149,825	—
Proceeds from stock option exercises	2,860	3,154	7,632
Proceeds from employee stock purchase plan	1,408	1,150	788
Payments of offering costs in connection with initial public offering	—	—	(397)
Payments on financing leases	(76)	(1,130)	(849)
Proceeds from follow-on public offering, net of underwriting discounts and offering costs	—	—	240,760
Proceeds from concurrent private placement	—	—	2,346
Net cash provided by financing activities	$4,192	$152,999	$250,280
Net increase in cash, cash equivalents and restricted cash	41,252	20,433	21,499
Cash, cash equivalents and restricted cash at beginning of period	74,525	54,092	32,593
Cash, cash equivalents and restricted cash at end of period	$115,777	$74,525	$54,092
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$48,833	—	—
Cash paid for interest	$162	$179	$158
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment through finance and lease liabilities	$—	$1,506	$1,918
Property and equipment purchases included in accounts payable and accrued expenses	$4,016	$87	$42

The accompanying notes are an integral part of these consolidated financial statements.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31,
	2023	2022	2021
Cash and cash equivalents	$109,966	$68,395	$47,976
Restricted cash	5,811	6,130	6,116
Total cash, cash equivalents, and restricted cash	$115,777	$74,525	$54,092

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $530.8 million as of December 31, 2023. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020, or the IPO, follow-on offering and concurrent private placement completed in July 2021, or Follow-on Offering, August 2022 Private Investment in Public Equity, or PIPE, offering, and from cash proceeds received in connection with the Company’s corporate collaboration agreements with Vertex Pharmaceuticals Incorporated, or Vertex, and Genzyme Corporation, or Sanofi, (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $436.3 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these consolidated financial statements.

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

2021 Follow-on Public Offering

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

During the twelve months ended December 31, 2023, no Pre-Funded Warrants were exercised. As of December 31, 2023, there were 3,000,000 pre-funded warrants outstanding.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification, or ASC and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Management’s estimates and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. In recording transactions and balances resulting from business operations, management makes estimates based on the best information available at the time the estimate is made. Significant estimates relied upon in preparing these financial statements include revenue recognized under our collaboration agreement with Sanofi and Vertex, accrual for research and development expenses, and equity-based compensation expense. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior estimates.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments that are readily convertible into cash with original maturities of three months or less when purchased. These assets include investments in money market funds, U.S Treasury securities, U.S Government Agency securities, and corporate securities including commercial paper. The Company maintains its bank accounts at major financial institutions.

Restricted Cash

Restricted cash represents the cash held to secure letters of credit associated with the Company’s facility leases.

Marketable Securities

The Company classifies marketable securities with a remaining maturity of greater than three months when purchased as available-for-sale. The Company classifies investments available to fund current operations as current assets on its balance sheets. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by investment managers and consist of U.S. Treasury securities, U.S Government Agency securities, and corporate bonds. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (expense) income, net.

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

Impairment of Long-Lived Assets

Long-lived assets (including right-of-use assets) to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023, 2022 and 2021.

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

Research and Development Costs

Research and development costs consist primarily of costs incurred in connection with the discovery and development of targeted protein degradation therapeutics, including those in the Company’s most advanced clinical stage programs. These research efforts and costs, which also support the development of, and enhancements to, the Company’s PegasusTM targeted protein degradation platform, include external research costs, personnel costs, supplies, license fees and facility related expenses. The Company expenses research and development costs as incurred.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recoverability of the expenditure. Amounts incurred are classified as general and administrative expenses.

Financing Costs

Costs incurred in connection with the issuance of equity units and shares are recorded as a reduction of proceeds to the equity carrying value. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There was no deferred offering costs on the Company’s consolidated balance sheet at December 31, 2023 and December 31, 2022.

Revenue Recognition

Under ASC 606, Topic 606, Revenue from Contracts with Customers, or ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer; (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Collaboration revenue—The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements, or ASC 808, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above.

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

Income Taxes

The Company records income taxes in accordance with FASB Accounting Standards Codification Topic 740, Income Taxes, or ASC 740, which provides for deferred taxes using an asset and liability approach. Under this method, deferred income tax assets and liabilities are recognized based on future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities, and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized as income or expense in the period that a valuation allowance for any income tax benefits of which future realization is not more likely than not.

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

Off Balance Sheet Risk and Concentration of Credit Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and restricted cash. The Company’s cash, cash equivalents, and restricted cash are deposited in accounts at large financial institutions. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash, cash equivalents and restricted cash are held. The Company maintains a portion of its cash equivalents in money market funds that invest in U.S. Treasury securities and U.S. Agency obligations. Cash equivalents are also invested in individual U.S Treasury securities, U.S Government Agency securities, and corporate securities including commercial paper. The Company’s marketable securities primarily consist of corporate bonds, U.S. Agency bonds, U.S. Treasury securities, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these funds.

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

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$78,010	$—	$—	$78,010
US treasuries	27,985	—	—	27,985
Commercial Paper	997	—	—	997
Marketable securities, current
US treasuries	23,253	—	—	23,253
US government agencies	—	114,384	—	114,384
Corporate bonds	—	127,278	—	127,278
Marketable securities, non-current
US treasuries	—	—	—	—
US government agencies	—	28,307	—	28,307
Corporate bonds	—	33,127	—	33,127
Restricted cash	5,811	—	—	5,811
Total	$136,056	$303,096	$—	$439,152

	Fair Value Measurements at December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$50,551	$—	$—	$50,551
Marketable securities, current
US treasuries	74,045	—	—	74,045
US government agencies	—	120,467		120,467
Corporate bonds	—	144,259	—	144,259
Marketable securities, non-current
US treasuries	19,804	—	—	19,804
US government agencies	—	58,653		58,653
Corporate bonds	—	73,871	—	73,871
Restricted cash	6,130	—	—	6,130
Total	$150,530	$397,250	$—	$547,780

During the years ended December 31, 2023 and 2022, there were no transfers in or out of Level 3.

Note 4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at December 31, 2023 and 2022 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
U.S. treasury securities	$23,361	$5	$(113)	$23,253
US government agency securities	142,948	48	(305)	142,691
Corporate securities	160,598	113	(306)	160,405
Total	$326,907	$166	$(724)	$326,349

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2022
U.S. treasury securities	$94,958	$3	$(1,111)	$93,850
US government agency securities	180,967	25	(1,873)	$179,119
Corporate securities	220,119	25	(2,014)	218,130
Total	$496,044	$53	$(4,998)	$491,099

As of December 31, 2023, the Company held 109 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $229.7 million. As of December 31, 2022, the Company held 149 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $330.9 million. As of December 31, 2023, the Company held 16 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $36.6 million. As of December 31, 2022, the Company held 36 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $115.0 million.

As of December 31, 2023 the Company had 124 securities with a fair value of $264.9 million with a contractual maturity of less than 12 months and 27 securities with a fair value of $61.4 million with a contractual maturity of greater than 12 months. As of December 31, 2022 the Company had 118 securities with a fair value of $338.8 million with a contractual maturity of less than 12 months and 81 securities with a fair value of $152.3 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of December 31, 2023 and 2022.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to the Company an upfront payment of $150.0 million. The Company will also be reimbursed for certain research activities for a certain backup degrader under the IRAK4 program as well as contract manufacturing costs for the lead KT-474 program, unless certain criteria are not met for an initial IRAK4 degrader. In addition to the upfront payment and the reimbursements, the Company is eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. The Company will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. The Company will be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

Additionally with respect to Sanofi, on December 2, 2022, Sanofi provided the Company with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials. In the fourth quarter of 2023, the Company achieved two milestones of $40.0 million and $15.0 million relating to the dosing of the first patient in the Phase 2 clinical trial for the first and second indications, respectively. As of December 31, 2023, the Company has received the $40.0 million milestone with the $15.0 million included within the accounts receivable on the consolidated balance sheet.

In September 2023, the Company and Sanofi mutually agreed to cease activities related to Collaboration Target 2.

Accounting Treatment

The Company analyzed the discovery and preclinical research activities as well as the exclusive license grants under the Sanofi Agreement and concluded that the arrangement was indicative of a vendor-customer relationship and would be accounted for under ASC 606.

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

The research and development services for each collaboration target were determined not to be distinct from the research license and the exclusive license and have been combined into a single performance obligation for each collaboration target. That is, two performance obligations were identified, the combined research services, research license and exclusive license for Collaboration Target 1 and the combined research services, research license and exclusive license for Collaboration Target 2. The exclusive license for each target is not distinct from the preclinical and clinical research and development services under the Sanofi Agreement, primarily due to the highly specialized nature of the research and novel technology involved with developing protein degraders – the preclinical activities and studies and first phase 1 clinical trial could not be conducted by another party in the manner required.

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

The Company determined the total transaction price to be $150.0 million, which consists solely of the upfront payment. All milestone payments and option payments were constrained as the achievement of such milestones are contingent upon the success of the underlying research and development activities and are generally outside the control of the Company. The reimbursement of costs for the IRAK4 backup degrader is also treated as constrained variable consideration as the criteria for reimbursement may not always be met, under which circumstances the Company would be responsible for the costs related to the backup degrader. Upon becoming unconstrained, the reimbursement consideration will be added to the transaction price and allocated to Collaboration Target 1.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Milestone and reimbursement consideration added to the transaction price will be recognized as revenue with a cumulative catch-up upon becoming unconstrained. The performance obligation associated with Collaboration Target 1 has not been fully satisfied as of December 31, 2023. The performance obligation associated with Collaboration Target 2 was fully satisfied as of December 31, 2023. During the year ended December 31, 2023, the Company recognized $70.2 million in revenue under the Sanofi Agreement, of which $67.7 million was associated with Collaboration Target 1 and $2.5 million was associated with Collaboration Target 2. Of the $70.2 million of revenue recognized in the year ended December 31, 2023, $19.0 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2023 is $54.7 million. During the year ended December 31, 2022, the Company recognized $36.0 million in revenue under the Sanofi Agreement, of which $19.4 million was associated with Collaboration Target 1 and $16.6 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2022 was $54.9 million. During the year ended December 31, 2021, the Company recognized $54.3 million in revenue under the Sanofi Agreement, of which $45.5 million was associated with Collaboration Target 1 and $8.8 million was associated with Collaboration Target 2. During the years ended December 31, 2023 and 2022, the Company received $13.8 million and $6.7 million, respectively, in in cost reimbursement payments under the Sanofi Agreement. The Company recorded $3.8 million and $2.5 million of unbilled accounts receivable related to reimbursable research and development costs under the Sanofi Agreement as of December 31, 2023 and December 31, 2022, respectively. The Company will recognize the deferred revenue related to the performance obligations based on a cost input method, as described, over the remaining research term, which as a result of the amended agreement, is a maximum of approximately 3.0 years as of December 31, 2023.

Any additional consideration related to performance-based milestones will be recognized when the risk of probable reversal is resolved, at which point the Company shall adjust the transaction price determined for the agreement accordingly and recognize revenue on a cumulative-catch up basis, reallocating the revised arrangement consideration to the performance obligations. Any consideration related to sales milestone payments and royalties will be recognized when the related milestone events or sales occur and therefore are recognized at the later of when the related sales occur or the relevant performance obligation is satisfied. As part of its evaluation of constraining the milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration resulting in a $40.3 million cumulative catch up recorded to revenue with the remaining $14.7 million recorded as deferred revenue as of December 31, 2023.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $8.4 million, $10.8 million, $18.5 million, respectively, in revenue under the Vertex Agreement. All $8.4 million revenue recognized during the year ended December 31, 2023 was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. There were no unsatisfied performance obligations as of December 31, 2023. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue at December 31, 2023 and 2022 is zero and $8.4 million, respectively.

The following table presents the changes in accounts receivable, contract assets and liabilities for the year ended December 31, 2023 (in thousands)

	Balance at December 31, 2022	Additions	Deductions	Balance at December 31, 2023
Accounts receivable and contract assets:
Billed receivables – Sanofi	$—	$68,757	$(53,757)	$15,000
Unbilled receivables – Sanofi	2,537	14,982	(13,757)	3,762
Total accounts receivable and contract assets	$2,537	$83,739	$(67,514)	$18,762
Contract Liabilities:
Deferred Revenue – Vertex	$8,399	$—	$(8,399)	$-
Deferred Revenue – Sanofi	54,861	69,983	(70,193)	54,651
Total contract liabilities	$63,260	$69,983	$(78,592)	$54,651

Note 6. Property and equipment

Property and equipment consists of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Lab and office equipment under finance right-of-use asset	$6,725	$5,475
Lab equipment	5,098	4,383
Computer equipment	582	357
Furniture & fixtures	1,064	1,064
Leasehold improvements	7,802	7,802
Assets not yet in service	37,303	1,146
Total property and equipment	58,574	20,227
Less accumulated depreciation	(10,440)	(6,893)
Property and equipment, net	$48,134	$13,334

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $3.6 million, $3.0 million and $2.4 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under financing leases with a cost basis of $6.7 million and $5.5 million and accumulated amortization expense of $4.1 million and $2.7 million as of December 31, 2023 and 2022, respectively.

Amortization expense related to right-of-use assets was $1.5 million, $1.2 million and $0.9 million the years ended December 31, 2023, 2022 and 2021 and is included in depreciation expense.

Note 7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “the 2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. The Company received a tenant incentive allowance of $5.5 million in 2020 as the tenant improvements were completed all of which has been collected from its landlord as of December 31, 2022. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of December 31, 2023 and December 31, 2022. The letter of credit totaled $1.3 million and $1.6 million as of December 31, 2023 and December 31, 2022, respectively.

In December 2021, the Company entered into a noncancelable lease (the "2021 Lease") for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of December 31, 2023 and December 31, 2022. The Company also paid first month’s rent of $0.8 million upon execution of the 2021 Lease in December 2021 which is classified as other current assets and other non-current assets as of December 31, 2023 and December 31, 2022 respectively.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $16.1 million of leasehold improvements in property and equipment. The Company recorded an additional $11.1 million of leasehold improvements in excess of the tenant improvement allowance, all of which were not placed in service as of December 31, 2023.

The Company’s financing lease obligations consist of certain property and equipment financed through capital leases.

The components of the lease costs for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Operating lease costs	$9,919	$2,095
Financing lease costs:
Amortization of right-to-use assets, financing leases	1,483	1,184
Interest expense for financing lease liabilities	181	179
Variable lease costs	949	1,192
Total lease costs	$12,532	$4,650

Supplemental cash flow information relating to the Company’s leases for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,659	$2,581
Operating cash flows used in finance leases	$1,363	$1,130
Financing cash flows used in finance leases	$181	$179

Weighted average remaining lease terms and discount rates as of December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Remaining lease term:
Operating lease	10.4 years	7.3 years
Financing lease	2.4 Years	2.5 Years
Discount Rate:
Operating lease	8.8%	10.5%
Financing lease	8.2%	8.5%

The undiscounted future lease payments for operating and finance leases as of December 31, 2023, were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2024	5,505	1,318
2025	12,074	882
2026	12,436	533
2027	12,809	100
2028	13,193
Thereafter	74,424	—
Total minimum lease payments	130,441	2,833
Less amounts representing interest or imputed interest	(48,345)	(255)
Present value of lease liabilities	$82,096	$2,578

The undiscounted future lease payments in 2024 includes approximately $4.0 million of future reimbursements related to landlord funded tenant improvements in connection with the 2021 Lease.

Note 8. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Research and development expenses	$15,099	$16,975
Payroll and payroll-related	11,227	8,149
Professional fees	3,854	1,971
Other	3,684	407
Accrued expenses	$33,864	$27,502

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2023, 2022 or 2021.

Note 10. Equity-Based Compensation

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021, and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2023, there were an aggregate of 3,797,548 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lessor of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2023, there were an aggregate of 1,582,495 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the year ended December 31, 2023, is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,757,289	$27.60	8.01	$55,934
Granted	2,597,265	29.93
Exercised	(441,759)	6.47
Forfeited	(799,631)	40.25
Outstanding at December 31, 2023	8,113,164	$28.25	7.69	$49,622
Exercisable at December 31, 2023	4,886,843	$25.66	7.00	$45,101

The intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $9.1 million, $15.8 million and $67.6 million, respectively.

The weighted-average fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $17.91, $20.18 and $29.95 per share, respectively.

As of December 31, 2023, the total unrecognized stock-based compensation expense for unvested stock options was $55.2 million, which is expected to be recognized over 2.0 years.

The following table outlines equity-based compensation expense for stock options for the years ended December 31, 2023, 2022 and 2021:

	Year ending December 31,
	2023	2022	2021
Research and development	$18,525	$16,388	$11,161
General and administrative	20,025	16,941	12,628
Total equity-based compensation	$38,550	$33,329	$23,789

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the years ended December 31, 2023, 2022 and 2021:

	Year ending December 31,
	2023	2022	2021
Expected term (in years)	5.87	5.86	5.87
Volatility	62%	62%	66%
Risk-free interest rate	4.1%	2.1%	0.9%
Dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the year ended December 31, 2023, is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2022	281,843	$23.64
Granted	404,844	27.84
Vested	(39,511)	34.64
Forfeited	(54,036)	28.20
Unvested at December 31, 2023	593,140	$25.36

The Company granted 404,844 , 295,892 , and 12,500 shares of restricted stock during the years ended December 31, 2023, December 31, 2022, and December 31 2021, respectively. The Company granted no shares of restricted stock to consultants for the year ended December 31, 2023, granted no shares of restricted stock to consultants for the year ended December 31, 2022 and granted 12,500 shares of restricted stock to consultants for the year ended December 31, 2021. All shares of restricted stock granted to consultants in 2023, 2022, and 2021 were fully vested as of December 31, 2023.

As of December 31, 2023, the total unrecognized stock-based compensation expense for unvested restricted stock was $11.2 million, which is expected to be recognized over 2.4 years.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense for restricted stock of $3.8 million, $1.4 million and $0.9 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense related to restricted stock of $2.5 million, $1.1 million and $0.3 million, respectively, within research and development. During the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense related to restricted stock of $1.3 million, $0.3 million, and $0.6 million, respectively, within general and administrative.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Years ending December 31,
	2023	2022	2021
Research and development	$21,555	$18,008	$11,731
General and administrative	21,563	17,472	13,241
Total equity-based compensation	$43,118	$35,480	$24,972

Note 11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements.

Note 12. Income Taxes

The Company records income tax expense related to profits realized by its U.S. operating subsidiaries. For the years ended December 31, 2023, 2022 and 2021, immaterial income tax expense was recorded due the group’s net operating loss (“NOL”) and full valuation allowance.

The rate reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2023, 2022 and 2021 are as follows:

	December 31,
	2023	2022	2021
Tax effect at statutory rate	21.0%	21.0%	21.0%
State taxes	6.8	6.4	10.6
Stock compensation	(1.5)	0.1	9.6
Permanent differences	0.0	0.0	0.0
Federal research and development credits	4.6	1.5	7.7
Other	(2.3)	(1.8)	(5.1)
Change in valuation allowance	(28.6)	(27.2)	(43.8)
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets:
Federal net operating loss carryforwards	$33,708	$32,320
State net operating loss carryforwards	10,194	8,835
Research and development credit carryforwards	25,975	17,581
Lease liabilities	22,443	4,011
Deferred revenue	9,807	16,315
Accruals and reserves, stock and other	13,636	10,350
Capitalized Research and Development	68,340	36,435
Total deferred tax assets	$184,103	$125,847
Valuation allowance	$(162,375)	$(120,096)
Deferred tax assets	$21,728	$5,751
Fixed and intangible assets	(1,884)	(2,187)
Right-of-use assets	(19,844)	(3,564)
Net deferred tax asset	$—	$—

The Company has had no income tax expense due to operating losses incurred since inception. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2023, the valuation allowance increased by $42 million primarily due to the increase in the Company's book loss reported in the period and the generation of additional research and development credits.

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

As of December 31, 2023, the Company had approximately $160.5 million and $161.3 million of Federal & State operating loss carryforwards respectively. Of the Federal net operating loss carryovers, $151 million are not subject to expiration and the remaining Federal and state NOLs begin to expire in 2036. These loss carryforwards are available to reduce future federal taxable income, if any.

As of December 31, 2023, the Company also has federal and state research and development credit carryforwards and orphan drug credit carryforwards of approximately $19.5 million and $8.1 million respectively, which can be used to offset future income taxes. These credits will begin to expire beginning in December 2031. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the company's ultimate parent.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2023, and 2022, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2023, and 2022, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2023 and 2022, no estimated interest or penalties were recognized on uncertain tax positions.

The Company's federal and Massachusetts income tax returns for the years ended December 31, 2020 to December 31, 2023 remain open and are subject to examination by the Internal Revenue Service and state taxing authorities. In addition, the Company’s tax carryover attributes such as net operating losses or credits from earlier period are also subject to examination.

Note 13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	December 31,
	2023	2022	2021
Numerator:
Net loss	$(146,962)	$(154,808)	$(100,217)
Denominator:
Weighted average common shares outstanding, basic and diluted	58,365,499	53,933,229	47,989,023
Net loss per share, basic and diluted	$(2.52)	$(2.87)	$(2.09)

The Company’s potentially dilutive securities, which include restricted stock, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2023, 2022 and 2021 because including them would have had an anti-dilutive effect:

	December 31,
	2023	2022	2021
Unvested Restricted Stock	593,140	281,843	37,745
Options to purchase Common Stock	8,113,164	6,757,289	6,239,182
Total	8,706,304	7,039,132	6,276,927

Note 14. Subsequent Events

On January 9, 2024, the Company completed a follow-on offering of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of its common stock. The Company issued and sold 3,884,158 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 1,633,663 shares, at a public offering price of $25.25 per share. Additionally, in lieu of common stock to certain investors, the Company issued and sold pre-funded warrants to purchase 8,640,594 shares of its common stock at a public offering price of $25.2499 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $316.2 million.

On February 7, 2024, pursuant to its sales agreement with Cowen and Company, LLC, the Company completed the sale of 1,519,453 common shares to an institutional investor at an offering price of $32.90 resulting in net proceeds of approximately $48.7 million.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Kymera Therapeutics, Inc. internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kymera Therapeutics, Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

February 22, 2024

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the twelve months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2023:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Nello Mainolfi Founder, President, Chief Executive Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Termination (December 20, 2023)	N/A	N/A	Termination of previously adopted trading plan
Bruce Jacobs Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Termination (December 22, 2023)	N/A	N/A	Termination of previously adopted trading plan

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 (excluding the information under the heading “Pay Versus Performance”) will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements

For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, which is incorporated into this Item by reference.

(b)
Exhibits

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Kymera Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No, 001-39460) filed with the Securities and Exchange Commission on August 25, 2020).

3.2

Second Amended and Restated Bylaws of Kymera Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on August 25, 2020).

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

4.3

Description of Securities (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-39460) filed with the Securities and Exchange Commission on March 11, 2021).

4.4

Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on August 19, 2022).

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2024).

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

10.5#

Amended and Restated 2020 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on November 5, 2020).

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

10.15

Registration Rights Agreement, dated August 18, 2022, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on August 19, 2022).

10.16†	Letter between the Registrant and Genzyme Corporation, dated as of November 14, 2023.

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1~~+~~	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2~~+~~	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

(c)
Financial Statement Schedules

All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kymera Therapeutics, Inc.

Date: February 22, 2024	By:	/s/ Nello Mainolfi, Ph.D.
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

Name	Title	Date

/s/ Nello Mainolfi, Ph.D.	President and Chief Executive Officer	February 22, 2024
Nello Mainolfi, Ph.D.	(Principal Executive Officer)

/s/ Bruce Jacobs, CFA, MBA	Chief Financial Officer	February 22, 2024
Bruce Jacobs, CFA, MBA	(Principal Financial and Accounting Officer)

/s/ Bruce Booth, DPhil	Chair of the Board of Directors	February 22, 2024
Bruce Booth, DPhil

/s/ Jeff Albers, MBA	Director	February 22, 2024
Jeff Albers, MBA

/s/ Pamela Esposito, PhD	Director	February 22, 2024
Pamela Esposito, PhD

/s/ Joanna Horobin, MB, ChB	Director	February 22, 2024
Joanna Horobin, MB, ChB

/s/ Gorjan Hrustanovic, PhD	Director	February 22, 2024
Gorjan Hrustanovic, PhD

/s/ John M. Maraganore, PhD	Director	February 22, 2024
John M. Maraganore, PhD

/s/ Leigh Morgan	Director	February 22, 2024
Leigh Morgan

/s/ Elena, Ridloff, CFA	Director	February 22, 2024
Elena Ridloff, CFA

/s/ Victor Sandor	Director	February 22, 2024
Victor Sandor