Form 10-Q
period 2024-03-31
Kymera Therapeutics, Inc.
filed 2024-05-02
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39460

KYMERA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-2992166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Beacon Street, 4th Floor Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 285-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KYMR	The Nasdaq Global Market

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

As of April 26, 2024, the registrant had 61,358,262 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$93,510	$109,966
Marketable securities (Note 4)	427,034	264,915
Accounts receivable	—	15,000
Contract assets	2,030	3,762
Prepaid expenses and other current assets	14,679	11,674
Total current assets	$537,253	$405,317
Marketable securities, non-current (Note 4)	224,390	61,434
Property and equipment, net (Note 6)	49,336	48,134
Right-of-use assets, operating leases	49,329	52,945
Other non-current assets	2,118	2,118
Restricted cash	5,825	5,811
Total assets	$868,251	$575,759
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,812	$7,075
Accrued expenses (Note 8)	15,997	33,864
Deferred revenue	22,613	37,883
Operating lease liabilities	8,757	5,068
Finance lease liabilities	1,133	1,277
Other current liabilities	824	524
Total current liabilities	$56,136	$85,691
Non-current liabilities
Deferred revenue, net of current portion	23,781	16,768
Operating lease liabilities, net of current portion	75,975	77,028
Finance lease liabilities, net of current portion	1,156	1,301
Total liabilities	$157,048	$180,788
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023, 61,353,146 and 55,585,305 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	1,292,283	926,269
Accumulated deficit	(579,309)	(530,752)
Accumulated other comprehensive loss	(1,777)	(552)
Total stockholders’ equity	711,203	394,971
Total liabilities and stockholders’ equity	$868,251	$575,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three months ended March 31, 2024 and 2023

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration Revenue	$10,287	$9,466
Operating expenses:
Research and development	$48,819	$42,227
General and administrative	14,374	12,565
Impairment of long-lived assets	4,925	—
Total operating expenses	68,118	54,792
Loss from operations	(57,831)	(45,326)
Other income (expense):
Interest and other income	9,343	4,453
Interest and other expense	(69)	(55)
Total other income:	9,274	4,398
Net loss	$(48,557)	$(40,928)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(1,225)	1,911
Total comprehensive loss	$(49,782)	$(39,017)

Net loss	$(48,557)	$(40,928)
Net loss per share, basic and diluted	$(0.69)	$(0.70)
Weighted average common stock outstanding, basic and diluted	70,770,320	58,187,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2022	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151
Exercise of stock options	208,705	—	1,486	—	—	1,486
Vesting restricted stock	28,141	—	—	—	—	—
Stock-based compensation expense	—	—	9,385	—	—	9,385
Unrealized gain on marketable securities	—	—	—	—	1,911	1,911
Net Loss	—	—	—	(40,928)	—	(40,928)
Balance at March 31, 2023	55,276,226	$6	$889,755	$(424,718)	$(3,038)	$462,005

Balance at December 31, 2023	55,585,305	$6	$926,269	$(530,752)	$(552)	$394,971
Issuance of common stock and accompanying pre-funded warrants from public offering, net of issuance costs of $14.9 million	3,884,158	—	301,373	—	—	301,373
Issuance of common stock through at-the market sales agreement, net of issuance costs of $1.2 million	1,519,453	—	$48,740	—	—	48,740
Exercise of stock options	281,021	—	3,933	—	—	3,933
Vesting restricted stock	83,209	—	—	—	—	—
Stock-based compensation expense	—	—	11,968	—	—	11,968
Unrealized gain on marketable securities	—	—	—	—	(1,225)	(1,225)
Net loss	—	—	—	(48,557)	—	(48,557)
Balance at March 31, 2024	61,353,146	$6	$1,292,283	$(579,309)	$(1,777)	$711,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(48,557)	$(40,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,968	9,385
Lease Impairment Charge	4,925	—
Depreciation and amortization	1,461	879
Premiums and discounts on available-for-sale marketable securities	(3,072)	(1,326)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,005)	(1,641)
Accounts Receivable	15,000	—
Contract asset	1,732	(783)
Accounts payable	75	2,217
Accrued expenses and other current liabilities	(15,394)	(10,037)
Deferred revenue	(8,257)	(6,145)
Operating lease right-of-use assets	619	1,138
Operating lease liabilities	2,636	2,915
Other assets and liabilities	278	358
Net cash used in operating activities	$(39,591)	$(43,968)
Investing activities
Purchase of property and equipment, net	(7,402)	(4,009)
Purchases of investments	(422,704)	(61,835)
Maturities of investments	99,499	90,428
Net cash provided by investing activities	$(330,607)	$24,584
Financing activities
Proceeds from issuance of common stock and accompanying pre-funded warrants from public offering, net of underwriting discounts and issuance costs	301,373	—
Proceeds from issuance of common stock through at-the market sales agreement, net of issuance costs	48,740	—
Proceeds from stock option exercises	3,933	1,486
Payments on finance leases	(290)	(327)
Net cash provided by financing activities	$353,756	$1,159
Net increase in cash, cash equivalents and restricted cash	(16,442)	(18,225)
Cash, cash equivalents and restricted cash at beginning of period	115,777	74,524
Cash, cash equivalents and restricted cash at end of period	$99,335	$56,299
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$48,833
Cash paid for interest	49	52
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$1,205	$1,100

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31,
	2024	2023
Cash and cash equivalents	$93,510	$50,152
Restricted cash	5,825	6,147
Total cash, cash equivalents, and restricted cash	$99,335	$56,299

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $579.3 million as of March 31, 2024. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 (“2021 Follow-on”) offering, August 2022 Private Investment in Public Equity (“PIPE”) offering, follow-on offering completed in January 2024 ("2024 Follow-on"), sales under our Sales agreement with Cowen, and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $744.9 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

2024 Follow-on Public Offering

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

Pre-funded warrants

In connection with certain offerings mentioned above the Company has issued pre-funded warrants to purchase common stock in lieu of common stock. As the pre-funded warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheets. The pre-funded warrants are exercisable at any time. The holders of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

During the three months ended March 31, 2024, no pre-funded warrants were exercised. As of March 31, 2024, there were 11,640,594 pre-funded warrants outstanding.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2024.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of March 31, 2024, and the results of operations and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ended December 31, 2024 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2023 Annual Report on Form 10-K.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$50,248	$—	$—	$50,248
US treasuries	19,928	—	—	19,928
Corporate bonds	19,666	—	—	19,666
Marketable securities, current
US treasuries	167,206	—	—	167,206
US government agencies	—	106,672	—	106,672
Corporate bonds	—	153,157	—	153,157
Marketable securities, non-current
US treasuries	20,365	—	—	20,365
US government agencies	—	36,278	—	36,278
Corporate bonds	—	167,746	—	167,746
Restricted cash	5,825	—	—	5,825
Total	$283,238	$463,853	$—	$747,091

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$78,010	$—	$—	$78,010
US treasuries	27,985		—	27,985
Commercial Paper	997		—	997
Marketable securities, current
US treasuries	23,253	—	—	23,253
US government agencies	—	114,384	—	114,384
Corporate bonds	—	127,278	—	127,278
Marketable securities, non-current
US treasuries	—	—	—	-
US government agencies	—	28,307	—	28,307
Corporate bonds	—	33,127	—	33,127
Restricted cash	5,811	—	—	5,811
Total	$136,056	$303,096	$—	$439,152

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at March 31, 2024 and December 31, 2023 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2024
US treasury securities	$187,847	$—	$(277)	$187,570
US government agencies	143,361	12	(423)	142,950
Corporate securities	321,978	10	(1,084)	320,904
Total	$653,186	$22	$(1,784)	$651,424

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
US treasury securities	$23,361	$5	$(113)	$23,253
US government agencies	142,948	48	(305)	142,691
Corporate securities	160,598	113	(306)	160,405
Total	$326,907	$166	$(724)	$326,349

As of March 31, 2024, the Company held 113 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $467.4 million. As of December 31, 2023, the Company held 109 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $229.7 million. As of March 31, 2024, the Company held 39 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $81.5 million. As of December 31, 2023, the Company held 16 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $36.6 million.

As of March 31, 2024 the Company had 140 securities with a fair value of $427.0 million with a contractual maturity of less than 12 months and 61 securities with a fair value of $224.4 million with a contractual maturity of greater than 12 months. As of December 31, 2023 the Company had 124 securities with a fair value of $264.9 million with a contractual maturity of less than 12 months and 27 securities with a fair value of $61.4 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of March 31, 2024 and December 31, 2023.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Milestone and reimbursement consideration added to the transaction price will be recognized as revenue with a cumulative catch-up upon becoming unconstrained. The performance obligation associated with Collaboration Target 1 has not been fully satisfied as of March 31, 2024. The performance obligation associated with Collaboration Target 2 has been fully satisfied. In the three months ended March 31, 2024, the Company recognized $10.3 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the three months ended March 31, 2023, the Company recognized $7.7 million in revenue under the Sanofi Agreement, of which $7.1 million was associated with Collaboration Target 1 and $0.6 million was associated with Collaboration Target 2. Of the $10.3 million of revenue recognized in the three months ended March 31, 2024, $8.7 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2023. The aggregate amount of the transaction price allocated to the

Company’s unsatisfied performance obligations and recorded in deferred revenue at March 31, 2024 and December 31, 2023 is $46.4 million and $54.7 million, respectively. During the three months ended March 31, 2024, the Company received $3.8 million in cost reimbursement payments, and additionally received a $15.0 million milestone payment from Sanofi for dosing of the first patient in the second indication of the Phase 2 Clinical Trial which had been recorded in accounts receivable as of December 31, 2023. As of March 31, 2024, the Company recorded a contract asset for unbilled accounts receivable of $2.0 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the first quarter of 2024 The Company will recognize the deferred revenue related to the performance obligations based on a cost input method, as described, over the remaining research term, which as a result of the amended agreement, is a maximum of approximately 2.8 years as of March 31, 2024.

Any additional consideration related to performance-based milestones will be recognized when the risk of probable reversal is resolved, at which point the Company shall adjust the transaction price determined for the agreement accordingly and recognize revenue on a cumulative-catch up basis, reallocating the revised arrangement consideration to the performance obligations. Any consideration related to sales milestone payments and royalties will be recognized when the related milestone events or sales occur and therefore are recognized at the later of when the related sales occur or the relevant performance obligation is satisfied. As part of its evaluation of constraining the milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. During the quarter ended March 31, 2024, the Company recognized $2.3 million of revenue from the unconstrained milestones. As of March 31, 2024, $42.6 million of the $55.0 million of consideration has been recorded as revenue, with the remaining $12.4 million recorded as deferred revenue.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. No revenue was recognized during the three months ended March 31, 2024, under the Vertex Agreement. During the three months ended March 31, 2023, the Company recognized $1.8 million, under the Vertex Agreement. All $1.8 million of revenue recognized in the three months ended March 31, 2023 was recognized from amounts that were recorded in deferred revenue as of December 31, 2022. There were no unsatisfied performance obligations as of March 31, 2024. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue is $0 at both March 31, 2024 and December 31, 2023.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the three months ended March 31, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Deductions	Balance at March 31, 2024
Accounts receivable and contract assets:
Billed receivables - Sanofi	$15,000	$3,762	$(18,762)	$—
Unbilled receivables - Sanofi	3,762	2,030	(3,762)	2,030
Total accounts receivable and contract assets	$18,762	$5,792	$(22,524)	$2,030
Contract liabilities:
Deferred revenue - Sanofi	$54,651	$2,030	$(10,287)	$46,394
Total contract liabilities	$54,651	$2,030	$(10,287)	$46,394

6. Property and Equipment

Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Lab and office equipment under finance right-of-use asset	$5,749	$6,725
Lab equipment	7,441	5,098
Computer equipment	966	582
Furniture & fixtures	3,182	1,064
Leasehold improvements	40,084	7,802
Assets not yet in service	2,450	37,303
Total property and equipment	59,872	58,574
Less accumulated depreciation	(10,536)	(10,440)
Property and equipment, net	$49,336	$48,134

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.5 million and $0.9 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $5.7 million and $6.7 million and accumulated amortization expense of $3.5 million and $4.1 million as of March 31, 2024 and December 31, 2023, respectively.

Amortization expense related to right-of-use assets during the three months ended March 31, 2024 and 2023 was $0.4 million and $0.4 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of March 31, 2024 and December 31, 2023. The letter of credit totaled $1.3 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of March 31, 2024 and December 31, 2023.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $17.6 million of leasehold improvements in property and equipment. The Company recorded an additional $12.1 million of leasehold improvements in excess of the tenant improvement allowance, all of which were placed in service as of March 31, 2024.

Upon occupancy of the 2021 Lease facility in February of 2024, the Company exited the 2019 Lease facility and is actively looking to sublease the entire facility for the remaining noncancellable lease term through March 31, 2030. These actions resulted in an impairment charge of $4.9 million in the three months ended March 31, 2024. The Company continues to evaluate the potential recovery of the ROU asset under sublease scenarios, and thus it is possible that additional impairments could be identified in future periods, and such amounts could be material.

The impairment charge reduces the carrying value of the associated ROU asset, leasehold improvements and certain furniture and fixture assets that remained in the facility to their estimated fair values. The fair values are estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$2,489	$2,521
Finance lease costs:
Amortization of right-to-use assets, finance leases	414	369
Interest expense for finance lease liabilities	49	52
Variable lease costs	1,204	220
Total lease costs	$4,156	$3,162

Supplemental cash flow information relating to the Company’s leases for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$670	$651
Operating cash flows used in finance leases	$383	$327
Financing cash flows used in finance leases	$49	$52

Weighted average remaining lease terms and discount rates as of March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Remaining lease term:
Operating lease	10.24 years	10.75 years
Finance lease	2.36 years	2.33 years
Discount Rate:
Operating lease	8.74%	8.87%
Finance lease	8.17%	8.52%

The undiscounted future lease payments for operating and finance leases as of March 31, 2024, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2024 (excluding the first quarter)	$6,270	$919
2025	12,074	915
2026	12,436	566
2027	12,809	108
2028	13,193	—
Thereafter	74,424	—
Total minimum lease payments	$131,206	$2,508
Less amounts representing interest or imputed interest	(46,474)	(219)
Present value of lease liabilities	$84,732	$2,289

The undiscounted future lease payments in 2024 includes approximately $2.6 million of future reimbursements related to landlord funded tenant improvements in connection with the 2021 Lease.

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Research and development expenses	$8,021	$15,099
Payroll and payroll-related	4,574	11,227
Professional fees	2,271	3,854
Other	1,131	3,684
Accrued expenses	$15,997	$33,864

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2024 or December 31, 2023.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2024, there were an aggregate of 3,760,882 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2024, there were an aggregate 2,021,393 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the three months ended March 31, 2024 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,113,164	$28.25	7.69	$49,622
Granted	2,192,471	42.99
Exercised	(281,021)	14.00
Forfeited	(147,900)	30.68
Outstanding at March 31, 2024	9,876,714	$31.90	8.00	$109,297
Exercisable at March 31, 2024	5,093,242	$26.90	6.87	$84,120

The intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $6.8 million and $5.5 million, respectively.

The weighted-average fair value of options granted during the three months ended March 31, 2024 and 2023 was $26.53 and $18.67, respectively.

As of March 31, 2024, the total unrecognized stock-based compensation expense for unvested stock options was $101.0 million, with a weighted average recognition period of 2.4 years.

The following table outlines our equity-based compensation expense for stock options for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Research and development	$5,040	$4,184
General and administrative	5,322	4,349
Total equity-based compensation	$10,362	$8,533

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	5.79	5.82
Volatility	65%	62%
Risk-free interest rate	4.13%	4.14%
Dividend yield	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the three months ended March 31, 2024 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2023	593,140	$25.36
Granted	231,834	43.31
Vested	(83,209)	33.08
Forfeited	(16,327)	21.93
Unvested at March 31, 2024	725,438	$30.29

During the three months ended March 31, 2024 and 2023, the Company granted 231,834 and 216,289 restricted stock units, respectively. As of March 31, 2024, the total unrecognized stock-based compensation expense for unvested restricted stock was $19.5 million with a weighted average recognition period of 2.5 years.

During the three months ended March 31, 2024 the Company recognized approximately $1.4 million of expense for restricted stock of which $0.9 million and $0.5 million was recorded in research and development and general and administrative expense, respectively. During the three months ended March 31, 2023 the Company recognized approximately $0.6 million of expense for restricted stock of which $0.4 million and $0.2 million was recorded in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$6,083	$4,729
General and administrative	5,885	4,656
Total equity-based compensation	$11,968	$9,385

11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements.

12. Income Taxes

Income taxes for the three months ended March 31, 2024 and 2023 have been calculated based on an estimated annual effective tax rate and certain discrete items. The company recorded immaterial income tax expense related to investment income for the three months ended March 31, 2024 and 2023.

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(48,557)	$(40,928)
Denominator:
Weighted average common shares outstanding, basic and diluted	70,770,320	58,187,038
Net loss per share, basic and diluted	$(0.69)	$(0.70)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Unvested restricted stock	725,438	452,721
Options to purchase common stock	9,876,714	8,291,731
Total	10,602,152	8,744,452

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

With respect to our clinical oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial. The study is evaluating the safety, tolerability, pharmacokinetics (PK)/pharmacodynamics (PD), and clinical activity of KT-333 dosed weekly in adult patients with relapsed and/or refractory lymphomas, leukemias and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to present additional clinical data in 2024. In September 2023, we announced that the FDA, granted KT-333 Fast Track Designation for the treatment of relapsed/refractory peripheral T cell lymphoma, an indication for which we have previously received Orphan Drug Designation.

Our Phase 1 clinical trial of KT-253, a MDM2 degrader is evaluating the safety, tolerability, PK/PD, and clinical activity of ascending doses of KT-253 in adult patients with relapsed or refractory high grade myeloid malignancies, acute lymphocytic leukemia, or ALL, lymphomas, and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial, and we expect to present additional clinical data in 2024. In November, 2023 we provided initial safety, proof-of-mechanism and proof-of-concept data . In June 2023, KT-253 was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $1.45 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 private investment in public equity offering, or PIPE, our January 2024 follow-on offering, our sales agreement with Cowen and Company, LLC., and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $147.0 million and $154.8 million for the years ended December 31, 2023 and 2022, respectively. We reported net losses of $48.6 million and $40.9 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024 and December 31, 2023 we had an accumulated deficit of $579.3 million and $530.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
initiate and complete preclinical studies and clinical trials for current or future product candidates;
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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $744.9 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into the first half of 2027, which is expected to take us beyond the Phase 2 data for KT-474, as well as additional proof-of-concept data for KT-253 and KT-333, and several clinical inflection points for our STAT6 and TYK2 programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

Sanofi Agreement

On July 7, 2020, we entered into a collaboration agreement, or the Sanofi Agreement, with Sanofi to co-develop drug candidates directed to two biological targets. Under the Sanofi Agreement, we granted to Sanofi a worldwide exclusive license to develop, manufacture and commercialize certain lead compounds generated during the collaboration directed against IRAK4 and one additional undisclosed target in an undisclosed field of use. Such license is exercisable on a collaboration target-by-collaboration target basis only after a specified milestone. For compounds directed against IRAK4, the field of use includes diagnosis, treatment, cure, mitigation or prevention of any diseases, disorders or conditions, excluding oncology and immunooncology. We are responsible for discovery and preclinical research and conducting a phase 1 clinical trial for at least one degrader directed against IRAK4 plus up to three backup degraders. With respect to both targets, Sanofi is responsible for development, manufacturing, and commercialization of product candidates after a specified development milestone occurs with respect to each collaboration candidate.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi made an upfront payment of $150.0 million. In addition to the upfront payment, we are eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of March 31, 2024, we have achieved $55.0 million of milestones to date under the Sanofi Agreement related to certain IRAK4 clinical milestones.

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

Operating expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative expenses.

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
•
the cost of acquiring and manufacturing and nonclinical trial materials, including manufacturing registration and validation batches;
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

Results of Operations

Comparison of three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023
	(in thousands)
Collaboration Revenue	$10,287	$9,466	$821
Operating expenses:
Research and development	48,819	42,227	6,592
General and administrative	14,374	12,565	1,809
Impairment of long-lived assets	4,925	—	4,925
Total operating expenses	68,118	54,792	13,326
Loss from operations	(57,831)	(45,326)	(12,505)
Other income, net	9,274	4,398	4,876
Net loss	$(48,557)	$(40,928)	$(7,629)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $10.3 million for the three months ended March 31, 2024, the entirety of which is attributable to our collaboration agreement with Sanofi. Collaboration revenues were $9.5 million for the three months ended March 31, 2023, of which $7.7 million and $1.8 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended March 31,		Change
	2024	2023
	(in thousands)
External research and development costs:
IRAK4	$1,810	$2,568	$(758)
STAT3	2,180	2,359	(179)
MDM2	2,204	2,748	(544)
STAT6	2,679	—	2,679
Other	11,823	11,943	(120)
Internal research and development costs	28,123	22,609	5,514
Total research and development expenses	$48,819	$42,227	$6,592

Research and development expenses were $48.8 million for the three months ended March 31, 2024, compared to $42.2 million for the three months ended March 31, 2023. The increase of $6.6 million was primarily due to a $5.5 million increase in personnel, stock-based compensation, and occupancy related costs due to increases in employee headcount in the research and development functions and a $2.6 million increase in costs related to our STAT6 and discovery programs. These increases were partially offset by a $1.5 million reduction in activities related to our IRAK4, STAT3 and MDM2 programs.

General and administrative expenses

General and administrative expenses were $14.4 million for the three months ended March 31, 2024, compared to $12.6 million for the three months ended March 31, 2023. This increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $5.8 million and $4.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Impairment of long-lived assets

Impairment on long-lived assets was $4.9 million for the three months ended March 31, 2024, compared to $0 for three months ended March 31, 2023. The increase of $4.9 million was as a result of the occupancy of the 2021 Lease facility in February of 2024 and the corresponding exit of the 2019 Lease facility, resulting in an impairment charge of $4.9 million in the three months ended March 31, 2024.

Other Income, Net

Other income, net was $9.3 million for the three months ended March 31, 2024, compared to $4.4 million for the three months ended March 31, 2023. The $4.9 million increase was primarily due to the increase in our investments balance as a result of the 2024 financing activities as well as prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $1.45 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 PIPE offering, January 2024 follow-on offering, our sales agreement with Cowen and Company, LLC., and through our corporate collaborations. As of March 31, 2024 we had cash and cash equivalents and marketable securities of $744.9 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. As of March 31, 2024 we have sold 1,519,453 shares of common stock under the Sales agreement resulting in gross proceeds of approximately $50 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(39,591)	$(43,968)
Cash provided by investing activities	(330,607)	24,584
Cash provided by financing activities	353,756	1,159
Net increase in cash, cash equivalents and restricted cash	$(16,442)	$(18,225)

Cash Flow used in Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $39.6 million, primarily resulting from our net loss of $48.6 million during the period and the $8.3 million change in deferred revenue related to our collaboration agreements. These were offset by a $2.0 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities. and adjustments for non-cash items of $15.3 million (primarily consisting of stock-based compensation, lease impairment charge, depreciation & amortization and premiums & discounts on available-sale-securities).

During the three months ended March 31, 2023, cash used in operating activities was $44.0 million, primarily resulting from our net loss of $40.9 million during the period, the $6.1 million change in deferred revenue under our collaboration agreements, and a $5.9 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities. These were offset by adjustments for non-cash items of $8.9 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

Cash Flow provided by Investing Activities

During the three months ended March 31, 2024, cash used in investing activities was $330.6 million comprised of purchases of marketable securities of $422.7 million and purchases of property and equipment of $7.4 million, partially offset by maturities of marketable securities of $99.5 million

During the three months ended March 31, 2023, cash provided by investing activities was $24.6 million comprised of maturities of marketable securities of $90.4 million, partially offset by purchases of marketable securities of $61.8 million and purchases of property and equipment of $4.0 million.

Cash Flow provided by Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $353.8 million, consisting of $301.4 million in proceeds from issuance of common stock and accompanying pre-funded warrants, net of offering costs, $48.7 million in proceeds from the issuance of common stock through an at-the-market sales agreement, net of issuance costs, $3.9 million in proceeds from the exercise of employee stock options, partially offset by finance lease payments of $0.3 million.

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

We believe the existing cash, cash equivalents and marketable securities of $744.9 million as of March 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 22, 2024.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2024, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our collaborations and our initial public offering (IPO), follow-on offerings, PIPE offering and at-the market sales program. From our inception through March 31, 2024, we raised an aggregate of approximately $1.45 billion of gross proceeds from such transactions and through our collaborations. As of March 31, 2024, our cash and cash equivalents and investments were $744.9 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $579.3 million as of March 31, 2024. For the years ended December 31, 2023, 2022 and 2021, we reported net losses of $147.0 million, $154.8 million, $100.2 million, respectively. We reported net losses of $48.6 million and $40.9 million for the three months ended March 31, 2024 and 2023, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of March 31, 2024, we had approximately $744.9 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to us from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by us, were approximately $199.8 million. Concurrent with the IPO, we announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to us from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. In August 2022, we completed a PIPE offering of our common stock and pre-funded warrants resulting in gross proceeds of $150.0 million. In January 2024, we completed a follow-on offering of our common stock and pre-funded warrants resulting in gross proceeds of $316.2 million before deducting underwriting discounts and commissions and estimated offering expenses. In February 2024, we received $50 million before deduction sales commissions from sales of common stock under our sales agreement with Cowen and Company, LLC. We expect that the approximately $744.9 million of cash and cash equivalents and investments at March 31, 2024, will be sufficient to fund our operations into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Commission following scientific evaluation by the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized. For example, in December 2020, we submitted an IND application for KT-474 to initiate a first-in-human Phase 1 randomized, double-blind, placebo-controlled clinical trial in healthy volunteers and patients with HS or AD. The program was initially placed on partial clinical hold regarding the multiple ascending dose, or MAD, portion of the Phase 1 trial, pending FDA review of the interim data in healthy volunteers from the SAD portion of the trial. In June 2021, the FDA lifted the partial clinical hold on the MAD portion of the Phase 1 trial of KT-474 following review of interim SAD results, and the Phase 1 trial has since been completed.

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

Legislative proposals are pending that, if enacted, could negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. This includes proposed legislation currently pending in the U.S. Senate, following a vote by the Senate Homeland Security and Government Affairs Committee in March of this year. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Though we do not currently receive U.S. government funding, we are currently evaluating steps to mitigate any potential impact of any future stricter legislation towards foreign entities providing services to U.S. based companies. Depending on the terms of the final legislation enacted, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts.

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

Legislative proposals are pending that, if enacted, could negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. This includes proposed legislation currently pending in the U.S. Senate, following a vote by the Senate Homeland Security and Government Affairs Committee in March of this year. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Though we do not currently receive U.S. government funding, we are currently evaluating steps to mitigate any potential impact of any future stricter legislation towards foreign entities providing services to U.S. based companies. Depending on the terms of the final legislation enacted, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts.

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

As discussed elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, our collaboration partner, Sanofi, is conducting a randomized Phase 2 clinical trial evaluating KT-474 in HS and a second randomized Phase 2 trial in AD. Sanofi will have significant discretion in determining the efforts and resources that it will apply to advance those clinical trials. As a result of the factors noted above, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships or acquisitions, collaborations or license arrangements we may enter into, which could delay our timelines or otherwise adversely affect our business.

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

As of March 31, 2024, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 103 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

As of March 31, 2024, we had 186 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We intend to sublease our current space in Watertown, Massachusetts for occupancy now that we have moved to our new facility. If we are unable to sublease our space on favorable terms or if our subtenants are unable to meet their obligations under any sublease, we may be responsible for unexpected costs, which could impact our financial performance.

We currently lease 34,522 square feet of research and development and office space in Watertown, Massachusetts, which lease expires on March 31, 2030. In December 2021, we entered into a lease for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which we began occupying in February 2024. We intend to sublease our original space to third parties. In the event that we are unable to sublease our excess space on favorable terms, or at all, or if we are able to sublease our space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur unanticipated payment obligations or further impairment.

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

As of March 31, 2024, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 30% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

As of March 31, 2024, approximately 11,640,594 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 10,602,152 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Further, because we expect we will need to raise additional capital to fund our future activities, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Future issuances of common stock or common stock-related securities, together with the exercise of outstanding stock options or warrants, the vesting and settlement of outstanding restricted stock units, and new equity awards granted under our equity incentive plans, if any, may result in further dilution. Pursuant to the sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, we may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in “at-the-market” offerings, subject to the limitations thereof. As of March 31, 2023, approximately $50 million worth of common stock had been sold under the Sales Agreement. To the extent that we sell additional shares of our common stock in the future pursuant to the Sales Agreement, investors purchasing shares of our common stock could experience further dilution.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall

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

On October 1, 2021, we entered into a Sales Agreement with Cowen, pursuant to which we may offer and sell our common stock, subject to certain limitations in the Sales Agreement and compliance with applicable law, at any time throughout the term of the Sales Agreement. The number of shares that are sold by Cowen after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Cowen by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. From October 1, 2021 through March 31, 2024, we have sold any 1,519,453 shares of common stock through the Cowen sales agreement.

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

During the quarter ended March 31, 2024, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Joanna Horobin Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (March 8, 2024)	July 1, 2025	34,000	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Amended and Restated Non-Employee Director Compensation Policy dated March 27, 2024.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data

# Indicates a management contract or any compensatory plan, contract or arrangement.

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

Kymera Therapeutics, Inc.

Date: May 2, 2024	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: May 2, 2024	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer