Form 10-Q
period 2024-06-30
Kymera Therapeutics, Inc.
filed 2024-08-07
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 61,753,243 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We are still early in our development efforts, with disclosed programs in pre-clinical, Phase 1 and Phase 2 development. If we are unable to advance them through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•
the timing and the success of preclinical development efforts for our STAT6 and TYK2 programs and clinical studies under our IRAK4, STAT3 and MDM2 programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$67,612	$109,966
Marketable securities (Note 4)	442,341	264,915
Accounts receivable	—	15,000
Contract assets	1,704	3,762
Prepaid expenses and other current assets	13,750	11,674
Total current assets	$525,407	$405,317
Marketable securities, non-current (Note 4)	192,445	61,434
Property and equipment, net (Note 6)	51,735	48,134
Right-of-use assets, operating leases	48,704	52,945
Other non-current assets	1,889	2,118
Restricted cash	5,841	5,811
Total assets	$826,021	$575,759
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,510	$7,075
Accrued expenses (Note 8)	23,780	33,864
Deferred revenue	19,259	37,883
Operating lease liabilities	11,424	5,068
Finance lease liabilities	992	1,277
Other current liabilities	178	524
Total current liabilities	$62,143	$85,691
Non-current liabilities
Deferred revenue, net of current portion	3,189	16,768
Operating lease liabilities, net of current portion	74,822	77,028
Finance lease liabilities, net of current portion	943	1,301
Total liabilities	$141,097	$180,788
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2024 and December 31, 2023, 61,572,383 and 55,390,259 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6	6
Additional paid-in capital	1,308,388	926,269
Accumulated deficit	(621,371)	(530,752)
Accumulated other comprehensive loss	(2,099)	(552)
Total stockholders’ equity	684,924	394,971
Total liabilities and stockholders’ equity	$826,021	$575,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Three and six months ended June 30, 2024 and 2023

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration Revenue	$25,650	$16,513	$35,937	$25,979
Operating expenses:
Research and development	$59,202	$45,767	$108,021	$87,994
General and administrative	17,373	14,129	31,747	26,694
Impairment of long-lived assets	—	—	4,925	—
Total operating expenses	76,575	59,896	144,693	114,688
Loss from operations	(50,925)	(43,383)	(108,756)	(88,709)
Other income (expense):
Interest and other income	8,924	4,632	18,268	9,085
Interest and other expense	(61)	(48)	(131)	(103)
Total other income:	8,863	4,584	18,137	8,982
Net loss	$(42,062)	$(38,799)	$(90,619)	$(79,727)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(322)	(597)	(1,547)	1,314
Total comprehensive loss	$(42,384)	$(39,396)	$(92,166)	$(78,413)

Net loss	$(42,062)	$(38,799)	$(90,619)	$(79,727)
Net loss per share, basic and diluted	$(0.58)	$(0.67)	$(1.26)	$(1.37)
Weighted average common stock outstanding, basic and diluted	73,059,398	58,326,963	71,908,963	58,257,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2024 and 2023

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at March 31, 2023	55,276,226	$6	$889,755	$(424,718)	$(3,038)	$462,005
Exercise of stock options	67,987	—	676	—	—	676
Vesting restricted stock	6,623	—	—	—	—	—
Issuance of shares under employee stock purchase plan	39,423	—	962	—	—	962
Stock-based compensation expense	—	—	11,181	—	—	11,181
Unrealized loss on marketable securities	—	—	—	—	(597)	(597)
Net loss	—	—	—	(38,799)	—	(38,799)
Balance at June 30, 2023	55,390,259	$6	$902,574	$(463,517)	$(3,635)	$435,428

Balance at March 31, 2024	61,353,146	$6	$1,292,283	$(579,309)	$(1,777)	$711,203
Exercise of stock options	74,318	—	630	—	—	630
Vesting restricted stock	80,694	—	—	—	—	—
Issuance of shares under employee stock purchase plan	64,225	—	1,134	—	—	1,134
Stock-based compensation expense	—	—	14,341	—	—	14,341
Unrealized loss on marketable securities	—	—	—	—	(322)	(322)
Net loss	—	—	—	(42,062)	—	(42,062)
Balance at June 30, 2024	61,572,383	$6	$1,308,388	$(621,371)	$(2,099)	$684,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2024 and 2023

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in		Accumulated		Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital		Deficit		Gain/(Loss)	Equity
Balance at December 31, 2022	55,039,380	$6	$878,884		$(383,790)		$(4,949)	$490,151
Exercise of stock options	276,692	—	2,163		—		—	2,163
Vesting restricted stock	34,764	—	—		—		—	—
Issuance of shares under employee stock purchase plan	39,423	—	962		—		—	962
Stock-based compensation expense	—	—	20,565		—		—	20,565
Unrealized gain on marketable securities	—	—	—		—		1,314	1,314
Net loss	—	—	—		(79,727)		—	(79,727)
Balance at June 30, 2023	55,390,259	$6	$902,574		$(463,517)		$(3,635)	$435,428

Balance at December 31, 2023	55,585,305	$6	$926,269		$(530,752)		$(552)	$394,971
Issuance of common stock and accompanying pre-funded warrants from public offering, net of issuance costs of $14.9 million	3,884,158	$—	301,373	—	—	—	—	301,373
Issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	1,519,453	—	48,740	—	—	—	—	48,740
Exercise of stock options	355,339	—	4,562		—		—	4,562
Vesting restricted stock	163,903	—	—		—		—	—
Issuance of shares under employee stock purchase plan	64,225	—	1,135		—		—	1,135
Stock-based compensation expense	—	—	26,309		—		—	26,309
Unrealized loss on marketable securities	—	—	—		—		(1,547)	(1,547)
Net loss	—	—	—		(90,619)		—	(90,619)
Balance at June 30, 2024	61,572,383	$6	$1,308,388		$(621,371)		$(2,099)	$684,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2024 and 2023

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(90,619)	$(79,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,309	20,565
Lease impairment charge	4,925	—
Depreciation and amortization	3,399	1,779
Premiums and discounts on available-for-sale marketable securities	(7,093)	(2,743)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,076)	(3,994)
Accounts receivable	15,000	—
Contract asset	2,059	(1,585)
Other long term assets	227	—
Accounts payable	106	(513)
Accrued expenses and other current liabilities	(7,591)	(6,252)
Deferred revenue	(32,203)	(18,537)
Operating lease right-of-use assets	1,244	2,055
Operating lease liabilities	4,149	9,554
Other assets and liabilities	(363)	174
Net cash used in operating activities	$(82,527)	$(79,224)
Investing activities
Purchase of property and equipment, net	(12,091)	(14,777)
Purchases of investments	(526,860)	(114,477)
Maturities of investments	223,986	189,677
Net cash (used in) provided by investing activities	$(314,965)	$60,423
Financing activities
Proceeds from issuance of common stock and accompanying pre-funded warrants from public offering, net of underwriting discounts and issuance costs	301,373	—
Proceeds from issuance of common stock through At-The Market Sales Agreement, net of issuance costs	48,740	—
Proceeds from stock option exercises	4,562	2,163
Proceeds from employee stock purchase plan	1,135	962
Payments on finance leases	(642)	(661)
Net cash provided by financing activities	$355,168	$2,464
Net decrease in cash, cash equivalents and restricted cash	(42,324)	(16,337)
Cash, cash equivalents and restricted cash at beginning of period	115,777	74,524
Cash, cash equivalents and restricted cash at end of period	$73,453	$58,187
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$48,833
Cash paid for interest	90	78
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$853	$1,061

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30,
	2024	2023
Cash and cash equivalents	$67,612	$52,386
Restricted cash	5,841	5,801
Total cash, cash equivalents, and restricted cash	$73,453	$58,187

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $621.4 million as of June 30, 2024. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 (“2021 Follow-on”) offering, August 2022 Private Investment in Public Equity (“PIPE”) offering, follow-on offering completed in January 2024 ("2024 Follow-on"), sales under our Sales Agreement with Cowen, and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $702.4 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

Private Investment in Public Equity “PIPE” offering

On August 18, 2022, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to such investors in a private placement (i) an aggregate of 2,769,228 shares of the Company’s common stock at a purchase price of $26.00 per share, and (ii) 3,000,000 pre-funded warrants to purchase common stock, at a purchase price of $25.9999 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock. The offering closed on August 22, 2022, resulting in net proceeds of $149.8 million after offering expenses.

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

During the three and six months ended June 30, 2024, no pre-funded warrants were exercised. As of June 30, 2024, there were 11,640,594 pre-funded warrants outstanding.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of June 30, 2024, and the results of operations, equity, and cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ended December 31, 2024 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2023 Annual Report on Form 10-K.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at June 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$36,428	$—	$—	$36,428
US treasuries	13,450	—	—	13,450
US government agencies	—	2,995	—	2,995
Commercial Paper	—	10,960	—	10,960
Marketable securities, current
US treasuries	164,958	—	—	164,958
US government agencies	—	90,727	—	90,727
Commercial Paper	—	23,588	—	23,588
Corporate bonds	—	163,068	—	163,068
Marketable securities, non-current
US treasuries	28,600	—	—	28,600
US government agencies	—	30,470	—	30,470
Corporate bonds	—	133,375	—	133,375
Restricted cash	5,841	—	—	5,841
Total	$249,277	$455,183	$—	$704,460

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$78,010	$—	$—	$78,010
US treasuries	27,985	—	—	27,985
Commercial Paper	997	—	—	997
Marketable securities, current
US treasuries	23,253	—	—	23,253
US government agencies	—	114,384	—	114,384
Corporate bonds	—	127,278	—	127,278
Marketable securities, non-current
US treasuries	—	—	—	-
US government agencies	—	28,307	—	28,307
Corporate bonds	—	33,127	—	33,127
Restricted cash	5,811			5,811
Total	$136,056	$303,096	$—	$439,152

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at June 30, 2024 and December 31, 2023 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2024
US treasury securities	$193,850	$6	$(298)	$193,558
US government agencies	121,559	3	(365)	$121,197
Commercial Paper	23,621	—	(33)	$23,588
Corporate securities	297,847	—	(1,404)	$296,443
Total	$636,877	$9	$(2,100)	$634,786

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
US treasury securities	$23,361	$5	$(113)	$23,253
US government agencies	142,948	48	(305)	142,691
Corporate securities	160,598	113	(306)	160,405
Total	$326,907	$166	$(724)	$326,349

As of June 30, 2024, the Company held 147 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $527.9 million. As of December 31, 2023, the Company held 109 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $229.7 million. As of June 30, 2024, the Company held 41 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $91.6 million As of December 31, 2023, the Company held 16 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $36.6 million.

As of June 30, 2024 the Company had 134 securities with a fair value of $442.3 million with a contractual maturity of less than 12 months and 61 securities with a fair value of $192.4 million with a contractual maturity of greater than 12 months. As of December 31, 2023 the Company had 124 securities with a fair value of $264.9 million with a contractual maturity of less than 12 months and 27 securities with a fair value of $61.4 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of June 30, 2024 and December 31, 2023.

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

Additionally with respect to Sanofi, on December 2, 2022, Sanofi provided the Company with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials. In the fourth quarter of 2023, the Company achieved two milestones of $40.0 million and $15.0 million relating to the dosing of the first patient in the Phase 2 clinical trial for the first and second indications, respectively. Further, in July 2024, the Company announced that Sanofi intends to expand the ongoing Phase 2 trials to more rapidly progress towards pivotal studies with the intention of accelerating overall timelines.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Milestone and reimbursement consideration added to the transaction price will be recognized as revenue with a cumulative catch-up upon becoming unconstrained. The performance obligation associated with Collaboration Target 1 has not been fully satisfied as of June 30, 2024. The performance obligation associated with Collaboration Target 2 has been fully satisfied. In the three months ended June 30, 2024, the Company recognized $25.7 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the six months ended June 30, 2024, the Company recognized $35.9 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the three months ended June 30, 2023, the Company recognized $9.9 million in revenue under the Sanofi Agreement, of which $8.8 million was associated with Collaboration Target 1 and $1.1 million was associated with Collaboration Target 2. In the six months ended June 30, 2023, the Company recognized $17.6 million in revenue under the Sanofi Agreement, of which $15.9 million was associated with Collaboration Target 1 and $1.7 million was associated with Collaboration Target 2. Of the $35.9 million of revenue recognized in the six months ended June 30, 2024, $32.6 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2023. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2024 and December 31, 2023 is $22.4 million and $54.7 million, respectively. This decrease was the result of on-going activity under the collaboration agreement as well as a $19.4 million cumulative catch-up to revenue related to the change in expected future costs to satisfy the Company's performance obligation under Collaboration Target 1 that occurred during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company received $5.8 million in cost reimbursement payments. As of June 30, 2024, the Company recorded a contract asset for unbilled accounts receivable of $1.7 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the second quarter of 2024. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 1.3 years as of June 30, 2024.

Any additional consideration related to performance-based milestones will be recognized when the risk of probable reversal is resolved, at which point the Company shall adjust the transaction price determined for the agreement accordingly and recognize revenue on a cumulative-catch up basis, reallocating the revised arrangement consideration to the performance obligations. Any consideration related to sales milestone payments and royalties will be recognized when the related milestone events or sales occur and therefore are recognized at the later of when the related sales occur or the relevant performance obligation is satisfied. As part of its evaluation of constraining the milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. During the three and six month periods ended June 30, 2024, the Company recognized $6.4 million and $8.8 million of revenue from the unconstrained milestones, respectively. As of June 30, 2024, $49.1 million of the $55.0 million of consideration has been recorded as revenue, with the remaining $5.9 million recorded as deferred revenue.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. No revenue was recognized during the three and six months ended June 30, 2024, under the Vertex Agreement. During the three and six months ended June 30, 2023, the Company recognized $6.6 million and $8.4 million respectively under the Vertex Agreement, all of which was included in deferred revenue as of December 31, 2022. There were no unsatisfied performance obligations as of June 30, 2024. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue is $0 at both June 30, 2024 and December 31, 2023.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the six months ended June 30, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Deductions	Balance at June 30, 2024
Accounts receivable and contract assets:
Billed receivables - Sanofi	$15,000	$5,792	$(20,792)	$—
Unbilled receivables - Sanofi	3,762	3,734	(5,792)	1,704
Total accounts receivable and contract assets	$18,762	$9,526	$(26,584)	$1,704
Contract liabilities:
Deferred revenue - Sanofi	54,651	3,734	(35,937)	22,448
Total contract liabilities	$54,651	$3,734	$(35,937)	$22,448

6. Property and Equipment

Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Lab and office equipment under finance right-of-use asset	$5,749	$6,725
Lab equipment	10,235	5,098
Computer equipment	966	582
Furniture & fixtures	3,255	1,064
Leasehold improvements	43,953	7,802
Assets not yet in service	52	37,303
Total property and equipment	64,210	58,574
Less accumulated depreciation	(12,475)	(10,440)
Property and equipment, net	$51,735	$48,134

Depreciation expense for the three months ended June 30, 2024 and 2023 was $1.9 million and $0.9 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $3.4 million and $1.8 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $5.7 million and $6.7 million and accumulated amortization expense of $3.8 million and $4.1 million as of June 30, 2024 and December 31, 2023, respectively.

Amortization expense related to right-of-use assets during the three months ended June 30, 2024 and 2023 was $0.4 million and $0.4 million, respectively. Amortization expense related to right-of-use assets during the six months ended June 30, 2024 and 2023 was $0.8 million and $0.7 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of June 30, 2024 and December 31, 2023. The letter of credit totaled $1.3 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of June 30, 2024 and December 31, 2023.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $20.1 million of leasehold improvements in property and equipment. The Company recorded an additional $13.2 million of leasehold improvements in excess of the tenant improvement allowance, all of which were placed in service as of June 30, 2024.

Upon occupancy of the 2021 Lease facility in February of 2024, the Company exited the 2019 Lease facility and is actively looking to sublease the entire facility for the remaining noncancellable lease term through March 31, 2030. These actions resulted in an impairment charge of $4.9 million in the six months ended June 30, 2024. The Company continues to evaluate the potential recovery of the ROU asset under sublease scenarios, and thus it is possible that additional impairments could be identified in future periods, and such amounts could be material.

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

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$2,501	$2,521	$4,991	$5,042
Finance lease costs:
Amortization of right-to-use assets, finance leases	381	370	795	739
Interest expense for finance lease liabilities	41	44	90	96
Variable lease costs	1,386	220	2,590	440
Total lease costs	$4,309	$3,155	$8,466	$6,317

Supplemental cash flow information relating to the Company’s leases for the six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,617	$1,320
Operating cash flows used in finance leases	$736	$661
Financing cash flows used in finance leases	$90	$96

Weighted average remaining lease terms and discount rates as of June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
Remaining lease term:
Operating lease	10.03 years	10.61 years
Finance lease	2.27 years	2.21 years
Discount Rate:
Operating lease	8.73%	8.82%
Finance lease	8.14%	8.50%

The undiscounted future lease payments for operating and finance leases as of June 30, 2024, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2024 (excluding the first and second quarters)	$5,907	$525
2025	12,074	915
2026	12,436	566
2027	12,809	108
2028	13,193	—
Thereafter	74,424	—
Total minimum lease payments	$130,843	$2,114
Less amounts representing interest or imputed interest	(44,597)	(179)
Present value of lease liabilities	$86,246	$1,935

8. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Research and development expenses	$12,358	$15,099
Payroll and payroll-related	6,141	11,227
Professional fees	4,200	3,854
Other	1,081	3,684
Accrued expenses	$23,780	$33,864

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2024 or December 31, 2023.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In June 2024, in connection with the Company's 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. As of June 30, 2024, there were an aggregate of 3,668,601 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2024, there were an aggregate 1,957,168 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the six months ended June 30, 2024 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,113,164	$28.25	7.69	$49,622
Granted	2,393,371	42.02
Exercised	(355,339)	12.84
Forfeited	(248,360)	34.29
Outstanding at June 30, 2024	9,902,836	$31.98	7.80	$57,034
Exercisable at June 30, 2024	5,684,450	$27.94	6.86	$53,039

The intrinsic value of stock options exercised during the three months ended June 30, 2024 and 2023 was $1.8 million and $1.4 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $8.6 million and $6.9 million, respectively.

The weighted-average fair value of options granted during the three months ended June 30, 2024 and 2023 was $19.28 and $17.50, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2024 and 2023 was $25.92 and $18.45 respectively.

As of June 30, 2024, the total unrecognized stock-based compensation expense for unvested stock options was $90.9 million, with a weighted average recognition period of 2.3 years.

The following table outlines our equity-based compensation expense for stock options for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$5,935	$4,976	$10,975	$9,160
General and administrative	6,306	5,110	11,628	9,459
Total equity-based compensation	$12,241	$10,086	$22,603	$18,619

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.71	5.95	5.78	5.85
Volatility	65%	62%	65%	62%
Risk-free interest rate	4.25%	3.71%	4.14%	4.06%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the six months ended June 30, 2024 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2023	593,140	$25.36
Granted	243,984	42.73
Vested	(163,903)	25.32
Forfeited	(36,636)	27.24
Unvested at June 30, 2024	636,585	$31.92

During the three months ended June 30, 2024 and 2023, the Company granted 12,150 and 47,697 restricted stock units, respectively. During the six months ended June 30, 2024 and 2023, the Company granted 243,984 and 263,986 restricted stock units, respectively. As of June 30, 2024, the total unrecognized stock-based compensation expense for unvested restricted stock was $17.4 million with a weighted average recognition period of 2.3 years.

During the three months ended June 30, 2024 the Company recognized approximately $1.9 million of expense for restricted stock of which $1.2 million and $0.7 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2024 the Company recognized approximately $3.3 million of expense for restricted stock of which $2.1 million and $1.2 million was recorded in research and development and general and administrative expense, respectively. During the three months ended June 30, 2023 the Company recognized approximately $0.9 million of expense for restricted stock of which $0.6 million and $0.3 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2023 the Company recognized approximately $1.5 million of expense for restricted stock of which $1.0 million and $0.5 million was recorded in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$7,257	$5,704	$13,340	$10,432
General and administrative	7,084	5,477	12,969	10,133
Total equity-based compensation	$14,341	$11,181	$26,309	$20,565

11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements.

12. Income Taxes

Income taxes for the three and six months ended June 30, 2024 and 2023 have been calculated based on an estimated annual effective tax rate and certain discrete items. The company recorded immaterial income tax expense related to investment income for the three and six months ended June 30, 2024 and 2023.

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(42,062)	$(38,799)	$(90,619)	$(79,727)
Denominator:
Weighted average common shares outstanding, basic and diluted	73,059,398	58,326,963	71,908,963	58,257,387
Net loss per share, basic and diluted	$(0.58)	$(0.67)	$(1.26)	$(1.37)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2024	2023
Unvested restricted stock	636,585	467,092
Options to purchase common stock	9,902,836	8,374,607
Total	10,539,421	8,841,699

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

Our current clinical stage programs are IRAK4, STAT3, and MDM2, which each address high impact targets within biologically-proven pathways, providing the opportunity to treat a broad range of immuno-inflammatory diseases, hematologic malignancies, and/or solid tumors. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. Our disclosed preclinical programs target STAT6 and TYK2, two proteins in well-validated pathways where we believe our degrader technology has the potential to offer unique advantages as compared to competing therapies. We have completed investigational new drug application, or IND-enabling studies for STAT6 and intend to initiate a Phase 1 clinical trial in the second half of 2024. IND-enabling studies for TYK2 are ongoing.

With respect to our IRAK4 program, we are collaborating with Sanofi S.A, or Sanofi, on the development of drug candidates targeting IRAK4 outside the oncology and immuno-oncology fields. We are developing KT-474, a highly active and selective, orally bioavailable IRAK4 degrader, for the treatment of interleukin-1 receptor/toll-like receptor or IL-1R/TLR-driven immunology-inflammation conditions and diseases with high unmet medical need, including hidradenitis suppurativa, or HS, an inflammatory skin disease, as well as atopic dermatitis, or AD, and potentially other indications. We have completed our Phase 1 trial of KT-474, which included cohorts of healthy volunteers, as well as patients with HS and AD. Phase 2 clinical trials of KT-474, conducted by Sanofi, are initially investigating its potential in HS and AD. Sanofi has initiated clinical trials for both indications and patient dosing is ongoing.

With respect to our clinical oncology programs, we are evaluating KT-333, a STAT3 degrader, in a Phase 1 clinical trial. The clinical trial is evaluating the safety, tolerability, pharmacokinetics , or PK, pharmacodynamics, or PD, and clinical activity of KT-333 dosed weekly in adult patients with relapsed and/or refractory lymphomas, leukemias and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial. In June 2024, we presented clinical data which demonstrated strong proof of mechanism and initial clinical proof of concept. In September 2023, we announced that the FDA, granted KT-333 Fast Track Designation for the treatment of relapsed/refractory peripheral T cell lymphoma, an indication for which we have previously received orphan drug designation.

Our Phase 1 clinical trial of KT-253, a MDM2 degrader, is evaluating the safety, tolerability, PK, PD, and clinical activity of ascending doses of KT-253 in adult patients with relapsed or refractory high grade myeloid malignancies, acute lymphocytic leukemia, or ALL, lymphomas, and solid tumors. Patient enrollment and dosing are ongoing in the Phase 1a portion of the trial. In June 2024, we presented clinical data which demonstrated strong proof of mechanism and initial clinical proof of concept. In June 2023, KT-253 was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $147.0 million and $154.8 million for the years ended December 31, 2023 and 2022, respectively. We reported net losses of $42.1 million and $38.8 million for the three months ended June 30, 2024 and 2023, respectively and $90.6 million and $79.7 million for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024 and December 31, 2023 we had an accumulated deficit of $621.4 million and $530.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $702.4 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into the first half of 2027, which is expected to take us beyond the Phase 2 data for KT-474, as well as additional proof-of-concept data for KT-253 and KT-333, and several clinical inflection points for our STAT6 and TYK2 programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi made an upfront payment of $150.0 million. In addition to the upfront payment, we are eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of June 30, 2024 we have achieved $55.0 million of milestones to date under the Sanofi Agreement related to certain IRAK4 clinical milestones.

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

Results of Operations

Comparison of three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change
	2024	2023
	(in thousands)
Revenue	$25,650	$16,513	$9,137
Operating expenses:
Research and development	59,202	45,767	13,435
General and administrative	17,373	14,129	3,244
Total operating expenses	76,575	59,896	16,679
Loss from operations	(50,925)	(43,383)	(7,542)
Other income, net	8,863	4,584	4,279
Net loss	$(42,062)	$(38,799)	$(3,263)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $25.7 million for the three months ended June 30, 2024, the entirety of which is attributable to our collaboration agreement with Sanofi. Collaboration revenues were $16.5 million for the three months ended June 30, 2023, of which $9.9 million and $6.6 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended June 30,		Change
	2024	2023
	(in thousands)
External research and development costs:
IRAK4	$1,421	$4,580	$(3,159)
STAT3	1,718	2,521	(803)
MDM2	2,042	1,605	437
STAT6	11,707	—	11,707
Other	13,747	13,993	(246)
Internal research and development costs	28,567	23,068	5,499
Total research and development expenses	$59,202	$45,767	$13,435

Research and development expenses were $59.2 million for the three months ended June 30, 2024, compared to $45.8 million for the three months ended June 30, 2023. The increase of $13.4 million was primarily due to a $5.5 million increase in personnel, stock-based compensation, occupancy, and other internal costs due to increase investment in employee talent and facilities in the research and development functions and a $12.1 million increase in costs related to our STAT6 and MDM2. These increases were partially offset by a $4.2 million reduction in activities related to our IRAK4, STAT3 and discovery programs.

General and administrative expenses

General and administrative expenses were $17.4 million for the three months ended June 30, 2024, compared to $14.1 million for the three months ended June 30, 2023. This increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $7.1 million and $5.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

Impairment of long-lived assets

There was no impairment on long-lived assets for the three months ended June 30, 2024 or June 30, 2023.

Other Income, Net

Other income, net was $8.9 million for the three months ended June 30, 2024, compared to $4.6 million for the three months ended June 30, 2023. The $4.3 million increase was primarily due to the increase in our investments balance as a result of the 2024 financing activities as well as prevailing interest rates in the respective periods.

Comparison of six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change
	2024	2023
	(in thousands)
Revenue	$35,937	$25,979	$9,958
Operating expenses:
Research and development	108,021	87,994	20,027
General and administrative	31,747	26,694	5,053
Impairment of long-lived assets	4,925	—	4,925
Total operating expenses	144,693	114,688	30,005
Loss from operations	(108,756)	(88,709)	(20,047)
Other income, net	18,137	8,982	9,155
Net loss	$(90,619)	$(79,727)	$(10,892)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $35.9 million for the six months ended June 30, 2024, the entirety of which is attributable to our collaboration agreement with Sanofi. Collaboration revenues were $26.0 million for the six months ended June 30, 2023, of which $17.6 million and $8.4 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Six Months Ended June 30,		Change
	2024	2023
	(in thousands)
External research and development costs:
IRAK4	$3,231	$7,138	$(3,907)
STAT3	3,898	4,881	(983)
MDM2	4,246	4,352	(106)
STAT6	15,626	—	15,626
Other	24,331	25,945	(1,614)
Internal research and development costs	56,689	45,678	11,011
Total research and development expenses	$108,021	$87,994	$20,027

Research and development expenses were $108.0 million for the six months ended June 30, 2024, compared to $88.0 million for the six months ended June 30, 2023. The increase of $20.0 million was primarily due to an increase of $11.0 million in personnel, stock-based compensation, occupancy, and other internal costs in the research and development functions as well as an increase of $15.6 million in costs related to our STAT6 and program. These increases were partially offset by a $6.6 million reduction in activities related to our IRAK4, STAT3, MDM2 and discovery programs.

General and administrative expenses

General and administrative expenses were $31.7 million for the six months ended June 30, 2024, compared to $26.7 million for the six months ended June 30, 2023. The $5.0 million increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $13.0 million and $10.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Impairment of long-lived assets

Impairment on long-lived assets was $4.9 million for the six months ended June 30, 2024, compared to $0 for six months ended June 30, 2023. The increase of $4.9 million was as a result of the occupancy of the 2021 Lease facility in February of 2024 and the corresponding exit of the 2019 Lease facility, resulting in an impairment charge of $4.9 million in the six months ended June 30, 2024.

Other Income, Net

Other income, net was $18.1 million for the six months ended June 30, 2024, compared to $9.0 million for the six months ended June 30, 2023. The $9.1 million increase was primarily due to an increase in the Marketable Securities balance as well as the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $1.45 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 PIPE offering, January 2024 follow-on offering, our Sales Agreement with Cowen and Company, LLC., and through our corporate collaborations. As of June 30, 2024 we had cash and cash equivalents and marketable securities of $702.4 million.

In October 2021, we entered into a sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. As of June 30, 2024 we have sold 1,519,453 shares of common stock under the Sales Agreement resulting in gross proceeds of approximately $50 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(82,527)	$(79,224)
Cash provided by investing activities	(314,965)	60,423
Cash provided by financing activities	355,168	2,464
Net increase in cash, cash equivalents and restricted cash	$(42,324)	$(16,337)

Cash Flow used in Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $82.5 million, primarily resulting from our net loss of $90.6 million during the period and the $32.2 million change in deferred revenue related to our collaboration agreements. These were offset by a $12.8 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities and adjustments for non-cash items of $27.5 million (primarily consisting of stock-based compensation, lease impairment charge, depreciation & amortization and premiums & discounts on available-sale-securities).

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

Cash Flow provided by Investing Activities

During the six months ended June 30, 2024, cash used in investing activities was $315.0 million comprised of purchases of marketable securities of $526.9 million and purchases of property and equipment of $12.1 million, partially offset by maturities of marketable securities of $224.0 million.

During the six months ended June 30, 2023, cash provided by investing activities was $60.4 million comprised of maturities of marketable securities of $189.7 million, partially offset by purchases of marketable securities of $114.5 million and purchases of property and equipment of $14.8 million.

Cash Flow provided by Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $355.2 million, consisting of $301.4 million in proceeds from issuance of common stock and accompanying pre-funded warrants, net of offering costs, $48.7 million in proceeds from the issuance of common stock through an Sales Agreement, net of issuance costs, $4.6 million in proceeds from the exercise of employee stock options, $1.1 million from proceeds from the employee stock purchase plan, partially offset by finance lease payments of $0.6 million.

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

We believe the existing cash, cash equivalents and marketable securities of $702.4 million as of June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 22, 2024.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2024, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our collaborations and our initial public offering (IPO), follow-on offerings, PIPE offering and at-the market sales program. From our inception through June 30, 2024, we raised an aggregate of approximately $1.45 billion of gross proceeds from such transactions and through our collaborations. As of June 30, 2024, our cash and cash equivalents and investments were $702.4 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $621.4 million as of June 30, 2024. For the years ended December 31, 2023, 2022 and 2021, we reported net losses of $147.0 million, $154.8 million, $100.2 million, respectively. We reported net losses of $42.1 million and $90.6 million for the three and six months ended June 30, 2024 respectively, and $38.8 million and $79.7 million for the three and six months ended June 30, 2023, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of June 30, 2024, we had approximately $702.4 million of cash and cash equivalents and investments. In August 2020, we completed an IPO of our common stock by issuing 9,987,520 shares of our common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,720 additional shares of common stock, at a public offering price of $20.00 per share. The aggregate gross proceeds to us from the offering, before deducting underwriting discounts and commissions, and other estimated offering expenses payable by us, were approximately $199.8 million. Concurrent with the IPO, we announced the sale of 676,354 common shares at the public offering price per share in a private placement to Vertex. The aggregate gross proceeds to us from the concurrent private placement were approximately $13.5 million. The concurrent private placement also closed in August 2020. In July 2021, we completed a follow-on offering of our common stock and an additional private placement transaction with Vertex resulting, in the aggregate, in net proceeds of approximately, $243.1 million. In August 2022, we completed a PIPE offering of our common stock and pre-funded warrants resulting in gross proceeds of $150.0 million. In January 2024, we completed a follow-on offering of our common stock and pre-funded warrants resulting in gross proceeds of $316.2 million before deducting underwriting discounts and commissions and estimated offering expenses. In February 2024, we received $50 million before deduction sales commissions from sales of common stock under our sales agreement with Cowen and Company, LLC. We expect that the approximately $702.4 million of cash and cash equivalents and investments at June 30, 2024, will be sufficient to fund our operations into the first half of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, in June 2024, we announced positive interim results from our Phase 1 trial of KT-333 and in November 2023, we announced positive interim results from our Phase 1a trial of KT-253. However, there can be no assurance that the final topline data from either trial will be consistent with such results or otherwise viewed as positive. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete, including data from of our clinical trials, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their diseases. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the ongoing clinical trials of KT-474, KT-333 and KT-253 may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-474, KT-621, KT-294, KT-333 and KT-253, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-294, we do not know whether either of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies, (i) KT-621 demonstrated full inhibiination of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that was superior to dupilumab, and equivalent or superior activity to dupilumab, and (ii) KT-294 demonstrated picomolar to nanomolar potencies across all relevant human cell types evaluated. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks.

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

Additionally, our planned or future clinical trials may utilize an “open-label” trial design, such as the open-label patient portion of our completed Phase 1 clinical trial of KT-474 and ongoing Phase 1 clinical trials of KT-333 and KT-253. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial, including our completed Phase 1 trial of KT-474 and ongoing Phase 1 clinical trials of KT-333 and KT-253, may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Legislative proposals are pending that, if enacted, could negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. This includes proposed legislation currently pending in the U.S. Senate and House of Representatives. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Though we do not currently receive U.S. government funding, we are currently evaluating steps to mitigate any potential impact of any future stricter legislation towards foreign entities providing services to U.S. based companies. Depending on the terms of the final legislation enacted, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts.

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

The process of obtaining regulatory approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted NDA or equivalent application type outside the U.S., may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. The U.S. Supreme Court’s decision in July 2024 to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays or changes. Our current or future product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

In addition, the U.S. Supreme Court’s decision in July 2024 to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays or changes.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. See the section of the Annual Report titled “Government Regulation -other Regulatory Matters – Other Healthcare Laws” for additional information.

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

We own patent applications and patents related to our platform E3 ligase ligand technology and our novel bifunctional degrader compounds, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related methods.

As of June 30, 2024, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 107 patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

As of June 30, 2024, we had 181 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

As of June 30, 2024, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 28% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

As of June 30, 2024, approximately 11,640,594 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 10,539,421 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Further, because we expect we will need to raise additional capital to fund our future activities, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Future issuances of common stock or common stock-related securities, together with the exercise of outstanding stock options or warrants, the vesting and settlement of outstanding restricted stock units, and new equity awards granted under our equity incentive plans, if any, may result in further dilution. Pursuant to the sales agreement, or Sales Agreement, with Cowen and Company, LLC, or Cowen, we may offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in “at-the-market” offerings, subject to the limitations thereof. As of June 30, 2024, approximately $50 million worth of common stock had been sold under the Sales Agreement. To the extent that we sell additional shares of our common stock in the future pursuant to the Sales Agreement, investors purchasing shares of our common stock could experience further dilution.

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

On October 1, 2021, we entered into a Sales Agreement with Cowen, pursuant to which we may offer and sell our common stock, subject to certain limitations in the Sales Agreement and compliance with applicable law, at any time throughout the term of the Agreement. The number of shares that are sold by Cowen after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Cowen by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. From October 1, 2021 through June 30, 2024, we have sold 1,519,453 shares of common stock through the Cowen Sales Agreement.

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

During the quarter ended June 30, 2024, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Pamela Esposito Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (June 18, 2024)	July 1, 2025	53,063	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description

10.1#

Amendment No.1 to the 2020 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on June 20, 2024.

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

Kymera Therapeutics, Inc.

Date: August 7, 2024	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: August 7, 2024	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer