Form 10-Q
period 2024-09-30
Kymera Therapeutics, Inc.
filed 2024-10-31
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, the registrant had 64,765,274 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We cannot be certain of the timely completion or outcome of our preclinical testing, including our TYK2 program. In addition, the results of preclinical studies may not be predictive of the results of clinical trials and the results of any early-stage clinical trials we commence may not be predictive of the results of later-stage clinical trials.
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
•
the timing and the success of preclinical development efforts for our TYK2 program and clinical studies under our IRAK4, STAT6, STAT3 and MDM2 programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$110,718	$109,966
Marketable securities (Note 4)	439,252	264,915
Accounts receivable	—	15,000
Contract assets	1,317	3,762
Prepaid expenses and other current assets	17,428	11,674
Total current assets	$568,715	$405,317
Marketable securities, non-current (Note 4)	361,035	61,434
Property and equipment, net (Note 6)	51,244	48,134
Right-of-use assets, operating leases	48,065	52,945
Other non-current assets	—	2,118
Restricted cash	5,783	5,811
Total assets	$1,034,842	$575,759
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,494	$7,075
Accrued expenses (Note 8)	26,530	33,864
Deferred revenue	20,024	37,883
Operating lease liabilities	11,508	5,068
Finance lease liabilities	1,343	1,277
Other current liabilities	633	524
Total current liabilities	$66,532	$85,691
Non-current liabilities
Deferred revenue, net of current portion	—	16,768
Operating lease liabilities, net of current portion	73,636	77,028
Finance lease liabilities, net of current portion	1,744	1,301
Total liabilities	$141,912	$180,788
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2024 and December 31, 2023, 64,748,226 and 55,390,259 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	1,574,850	926,269
Accumulated deficit	(683,858)	(530,752)
Accumulated other comprehensive loss	1,931	(552)
Total stockholders’ equity	892,930	394,971
Total liabilities and stockholders’ equity	$1,034,842	$575,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2024 and 2023

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration Revenue	$3,741	$4,728	$39,678	$30,707
Operating expenses:
Research and development	$60,410	$48,117	$168,431	$136,111
General and administrative	15,455	14,120	47,202	40,814
Impairment of long-lived assets	—	—	4,925	—
Total operating expenses	75,865	62,237	220,558	176,925
Loss from operations	(72,124)	(57,509)	(180,880)	(146,218)
Other income (expense):
Interest and other income	9,697	4,683	27,964	13,768
Interest and other expense	(60)	(41)	(190)	(144)
Total other income:	9,637	4,642	27,774	13,624
Net loss	$(62,487)	$(52,867)	$(153,106)	$(132,594)
Other comprehensive loss:
Unrealized gain on marketable securities	4,030	1,185	2,483	2,499
Total comprehensive loss	$(58,457)	$(51,682)	$(150,623)	$(130,095)

Net loss	$(62,487)	$(52,867)	$(153,106)	$(132,594)
Net loss per share, basic and diluted	$(0.82)	$(0.90)	$(2.09)	$(2.27)
Weighted average common stock outstanding, basic and diluted	76,125,975	58,421,859	73,330,338	58,312,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2024 and 2023

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at June 30, 2023	55,390,259	$6	$902,574	$(463,517)	$(3,635)	$435,428
Exercise of stock options	58,373	—	135	—	—	135
Vesting restricted stock	1,607	—	—	—	—	—
Stock-based compensation expense	—	—	11,654	—	—	11,654
Unrealized gain on marketable securities	—	—	—	—	1,185	1,185
Net loss	—	—	—	(52,867)	—	(52,867)
Balance at September 30, 2023	55,450,239	$6	$914,363	$(516,384)	$(2,450)	$395,535

Balance at June 30, 2024	61,572,383	$6	$1,308,388	$(621,371)	$(2,099)	$684,924
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12.2 million	2,830,533	$1	$246,505	$—	$—	$246,506
Exercise of stock options	340,482	—	5,053	—	—	5,053
Vesting restricted stock	4,828	—	—	—	—	—
Stock-based compensation expense	—	—	14,904	—	—	14,904
Unrealized gain on marketable securities	—	—	—	—	4,030	4,030
Net loss	—	—	—	(62,487)	—	(62,487)
Balance at September 30, 2024	64,748,226	$7	$1,574,850	$(683,858)	$1,931	$892,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2024 and 2023

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2022	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151
Exercise of stock options	335,065	—	2,297	—	—	2,297
Vesting restricted stock	36,371	—	—	—	—	—
Issuance of shares under employee stock purchase plan	39,423	—	962	—	—	962
Stock-based compensation expense	—	—	32,220	—	—	32,220
Unrealized gain on marketable securities	—	—	—	—	2,499	2,499
Net loss	—	—	—	(132,594)	—	(132,594)
Balance at September 30, 2023	55,450,239	$6	$914,363	$(516,384)	$(2,450)	$395,535

Balance at December 31, 2023	55,585,305	$6	$926,269	$(530,752)	$(552)	$394,971
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14.9 million	3,884,158	$—	301,373	—	—	301,373
Issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	1,519,453	—	48,740	—	—	48,740
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12.2 million	2,830,533	1	246,505	—	—	246,506
Exercise of stock options	695,821	—	9,616	—	—	9,616
Vesting restricted stock	168,731	—	—	—	—	—
Issuance of shares under employee stock purchase plan	64,225	—	1,134	—	—	1,134
Stock-based compensation expense	—	—	41,213	—	—	41,213
Unrealized gain on marketable securities	—	—	—	—	2,483	2,483
Net loss	—	—	—	(153,106)	—	(153,106)
Balance at September 30, 2024	64,748,226	$7	$1,574,850	$(683,858)	$1,931	$892,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(153,106)	$(132,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	41,213	32,220
Lease impairment charge	4,925	—
Depreciation and amortization	5,386	2,674
Premiums and discounts on available-for-sale marketable securities	(10,716)	(3,960)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,754)	(4,378)
Accounts receivable	15,000	—
Contract asset	2,445	(1,241)
Other long-term assets	2,118	—
Accounts payable	198	507
Accrued expenses and other current liabilities	(4,842)	(3,613)
Deferred revenue	(34,627)	(19,487)
Operating lease right-of-use assets	1,883	2,787
Operating lease liabilities	3,048	15,675
Other assets and liabilities	112	539
Net cash used in operating activities	$(132,717)	$(110,871)
Investing activities
Purchase of property and equipment, net	(11,902)	(22,855)
Purchases of investments	(822,804)	(143,647)
Maturities of investments	362,061	287,436
Net cash (used in) provided by investing activities	$(472,645)	$120,934
Financing activities
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14.9 million	301,373	—
Proceeds from issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	48,740	—
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12.2 million	246,506	—
Proceeds from stock option exercises	9,616	2,297
Proceeds from employee stock purchase plan	1,134	962
Payments on finance leases	(1,283)	(1,001)
Net cash provided by financing activities	$606,086	$2,258
Net increase in cash, cash equivalents and restricted cash	724	12,321
Cash, cash equivalents and restricted cash at beginning of period	115,777	74,524
Cash, cash equivalents and restricted cash at end of period	$116,501	$86,845
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$48,833
Cash paid for interest	144	115
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$744	$2,762
Purchase of property and equipment through finance lease	$1,793	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30,
	2024	2023
Cash and cash equivalents	$110,718	$81,051
Restricted cash	5,783	5,794
Total cash, cash equivalents, and restricted cash	$116,501	$86,845

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $683.9 million as of September 30, 2024. The Company has funded these losses principally through issuance of preferred stock, convertible notes, common stock, including its initial public offering and concurrent private placement completed in August 2020 (“IPO”), follow-on offering and concurrent private placement completed in July 2021 (“2021 Follow-on”) offering, August 2022 Private Investment in Public Equity (“PIPE”) offering, follow-on offerings completed in January 2024 ("2024 Follow-on") and August 2024 Offering ("August 2024 Follow-on"), sales under our Sales Agreement with Cowen, and from cash proceeds received in connection with the Company’s collaboration agreements with Vertex Pharmaceuticals Incorporated (“Vertex”) and Genzyme Corporation (“Sanofi”) (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $911.0 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

2024 Follow-on Public Offerings

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

On August 21, 2024, the Company completed a follow-on offering of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of its common stock. The Company issued and sold 2,830,533 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 828,220 shares, at a public offering price of $40.75 per share. Additionally, in lieu of common stock to certain investors, the Company issued and sold pre-funded warrants to purchase 3,519,159 shares of its common stock at a public offering price of $40.7499 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $258.7 million.

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

During the three and nine months ended September 30, 2024, no pre-funded warrants were exercised. As of September 30, 2024, there were 15,159,753 pre-funded warrants outstanding.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of September 30, 2024, and the results of operations, equity, and cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ended December 31, 2024 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2023 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update requires disclosure of incremental segment information on an annual and interim basis. This update is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires that public entities on an annual basis, (1) in the rate reconciliation, disclose specific categories and provide additional information for reconciling items that meet a quantitative threshold; (2) about income taxes paid, disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and by individual jurisdiction in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received); and (3) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) disaggregated by federal, state, and foreign. This update is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact on its financial statements of adopting this guidance.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at September 30, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$21,032	$—	$—	$21,032
US treasuries	65,362	—	—	$65,362
US government agencies	—	4,789	—	$4,789
Commercial Paper	—	12,944	—	$12,944
Marketable securities, current
US treasuries	122,404	—	—	122,404
US government agencies	—	68,369	—	68,369
Commercial Paper	—	28,603	—	28,603
Corporate bonds	—	219,876	—	219,876
Marketable securities, non-current
US treasuries	48,760	—	—	48,760
US government agencies	—	117,594	—	117,594
Corporate bonds	—	194,681	—	194,681
Restricted cash	5,783	—	—	5,783
Total	$263,341	$646,856	$—	$910,197

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$78,010	$—	$—	$78,010
US treasuries	27,985	—	—	27,985
Commercial Paper	997	—	—	997
Marketable securities, current
US treasuries	23,253	—	—	23,253
US government agencies	—	114,384	—	114,384
Corporate bonds	—	127,278	—	127,278
Marketable securities, non-current
US treasuries	—	—	—	-
US government agencies	—	28,307	—	28,307
Corporate bonds	—	33,127	—	33,127
Restricted cash	5,811	—	—	5,811
Total	$136,056	$303,096	$—	$439,152

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at September 30, 2024 and December 31, 2023 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2024
US treasury securities	$170,704	$484	$(24)	$171,164
US government agencies	186,095	212	(344)	$185,963
Commercial Paper	28,587	17	(1)	$28,603
Corporate securities	412,982	1,621	(46)	$414,557
Total	$798,368	$2,334	$(415)	$800,287

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
US treasury securities	$23,361	$5	$(113)	$23,253
US government agencies	142,948	48	(305)	142,691
Corporate securities	160,598	113	(306)	160,405
Total	$326,907	$166	$(724)	$326,349

As of September 30, 2024, the Company held 47 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $296.4 million. As of December 31, 2023, the Company held 109 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $229.7 million. As of September 30, 2024, the Company held 17 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $32.9 million As of December 31, 2023, the Company held 16 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $36.6 million.

As of September 30, 2024 the Company had 142 securities with a fair value of $439.3 million with a contractual maturity of less than 12 months and 117 securities with a fair value of $361.0 million with a contractual maturity of greater than 12 months. As of December 31, 2023 the Company had 124 securities with a fair value of $264.9 million with a contractual maturity of less than 12 months and 27 securities with a fair value of $61.4 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of September 30, 2024 and December 31, 2023.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Milestone and reimbursement consideration added to the transaction price will be recognized as revenue with a cumulative catch-up upon becoming unconstrained. The performance obligation associated with Collaboration Target 1 has not been fully satisfied as of September 30, 2024. The performance obligation associated with Collaboration Target 2 has been fully satisfied. In the three months ended September 30, 2024, the Company recognized $3.7 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the nine months ended September 30, 2024, the Company recognized $39.7 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the three months ended September 30, 2023, the Company recognized $4.7 million in revenue under the Sanofi Agreement, of which $4.0 million was associated with Collaboration Target 1 and $0.7 million was associated with Collaboration Target 2. In the nine months ended September 30, 2023, the Company recognized $22.3 million in revenue under the Sanofi Agreement, of which $19.8 million was associated with Collaboration Target 1 and $2.5 million was associated with Collaboration Target 2. Of the $39.7 million of revenue recognized in the nine months ended September 30, 2024, $35.1 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2023. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at September 30, 2024 and December 31, 2023 is $20.0 million and $54.7 million, respectively. This decrease was the result of on-going activity under the collaboration agreement as well as a $19.4 million cumulative catch-up to revenue related to the change in expected future costs to satisfy the Company's performance obligation under Collaboration Target 1 that occurred during the nine months ended September, 2024. During the nine months ended September 30, 2024, the Company received $7.5 million in cost reimbursement payments. As of September 30, 2024, the Company recorded a contract asset for unbilled accounts receivable of $1.3 million related to reimbursable research and development costs under the Sanofi Agreement for activities performed during the third quarter of 2024. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 1 year as of September 30, 2024.

Any additional consideration related to performance-based milestones will be recognized when the risk of probable reversal is resolved, at which point the Company shall adjust the transaction price determined for the agreement accordingly and recognize revenue on a cumulative-catch up basis, reallocating the revised arrangement consideration to the performance obligations. Any consideration related to sales milestone payments and royalties will be recognized when the related milestone events or sales occur and therefore are recognized at the later of when the related sales occur or the relevant performance obligation is satisfied. As part of its evaluation of constraining the milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. During the three and nine months ended September 30, 2024, the Company recognized $0.7 million and $9.5 million of revenue from the unconstrained milestones, respectively. As of September 30, 2024, $49.7 million of the $55.0 million of consideration has been recorded as revenue, with the remaining $5.3 million recorded as deferred revenue.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. No revenue was recognized during the three and nine months ended September 30, 2024 under the Vertex Agreement. During the three months ended September 30, 2023 the Company recognized no revenue under the Vertex Agreement. During the nine months ended September 30, 2023 the Company recognized $8.4 million in revenue under the Vertex Agreement, all of which was included in deferred revenue as of December 31, 2022. There were no unsatisfied performance obligations as of September 30, 2024. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue is $0 at both September 30, 2024 and December 31, 2023.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the nine months ended September 30, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Deductions	Balance at September 30, 2024
Accounts receivable and contract assets:
Billed receivables - Sanofi	$15,000	$7,496	$(22,496)	$—
Unbilled receivables - Sanofi	3,762	5,051	(7,496)	1,317
Total accounts receivable and contract assets	$18,762	$12,547	$(29,992)	$1,317
Contract liabilities:
Deferred revenue - Sanofi	54,651	5,051	(39,678)	20,024
Total contract liabilities	$54,651	$5,051	$(39,678)	$20,024

6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Lab and office equipment under finance right-of-use asset	$6,824	$6,725
Lab equipment	10,275	5,098
Computer equipment	966	582
Furniture & fixtures	3,255	1,064
Leasehold improvements	44,010	7,802
Assets not yet in service	—	37,303
Total property and equipment	65,330	58,574
Less accumulated depreciation	(14,086)	(10,440)
Property and equipment, net	$51,244	$48,134

Depreciation expense for the three months ended September 30, 2024 and 2023 was $2.0 million and $0.9 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $5.4 million and $2.7 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $6.8 million and $6.7 million and accumulated amortization expense of $3.8 million and $4.1 million as of September 30, 2024 and December 31, 2023, respectively.

Amortization expense related to right-of-use assets during the three months ended September 30, 2024 and 2023 was $0.3 million and $0.4 million, respectively. Amortization expense related to right-of-use assets during the nine months ended September 30, 2024 and 2023 was $1.1 million and $1.1 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of September 30, 2024 and December 31, 2023. The letter of credit totaled $1.3 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of September 30, 2024 and December 31, 2023.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $20.1 million of leasehold improvements in property and equipment. The Company recorded an additional $13.2 million of leasehold improvements in excess of the tenant improvement allowance, all of which were placed in service as of September 30, 2024.

Upon occupancy of the 2021 Lease facility in February of 2024, the Company exited the 2019 Lease facility and is actively looking to sublease the entire facility for the remaining noncancellable lease term through March 31, 2030. These actions resulted in an impairment charge of $4.9 million in the nine months ended September 30, 2024. The Company continues to evaluate the potential recovery of the ROU asset under sublease scenarios, and thus it is possible that additional impairments could be identified in future periods, and such amounts could be material.

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

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$2,493	$2,521	$7,484	$7,562
Finance lease costs:
Amortization of right-to-use assets, finance leases	314	369	1,109	1,108
Interest expense for finance lease liabilities	52	37	137	133
Variable lease costs	1,421	273	4,011	712
Total lease costs	$4,280	$3,200	$12,741	$9,515

Supplemental cash flow information relating to the Company’s leases for the nine months ended September 30, 2024, were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,570	$1,989
Operating cash flows used in finance leases	$1,010	$1,001
Financing cash flows used in finance leases	$137	$133

Weighted average remaining lease terms and discount rates as of September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
Remaining lease term:
Operating lease	9.78 years	10.45 years
Finance lease	2.57 years	2.13 years
Discount Rate:
Operating lease	8.72%	8.78%
Finance lease	8.58%	8.48%

The undiscounted future lease payments for operating and finance leases as of September 30, 2024, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2024 (fourth quarter)	$2,954	$354
2025	12,074	1,364
2026	12,436	1,209
2027	12,809	503
2028	13,193	—
Thereafter	74,424	—
Total minimum lease payments	$127,890	$3,430
Less amounts representing interest or imputed interest	(42,746)	(343)
Present value of lease liabilities	$85,144	$3,087

8. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Research and development expenses	$12,612	$15,099
Payroll and payroll-related	9,530	11,227
Professional fees	3,353	3,854
Other	1,035	3,684
Accrued expenses	$26,530	$33,864

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2024 or December 31, 2023.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In June 2024, in connection with the Company's 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. As of September 30, 2024, there were an aggregate of 3,455,849 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2024, there were an aggregate 1,957,168 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the nine months ended September 30, 2024 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,113,164	$28.25	7.69	$49,622
Granted	2,473,796	42.14
Exercised	(695,821)	13.82
Forfeited	(267,571)	36.04
Outstanding at September 30, 2024	9,623,568	$32.68	7.62	$149,181
Exercisable at September 30, 2024	5,842,808	$29.50	6.79	$110,889

The intrinsic value of stock options exercised during the three months ended September 30, 2024 and 2023 was $10.4 million and $1.1 million, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $19.0 million and $7.9 million, respectively.

The weighted-average fair value of options granted during the three months ended September 30, 2024 and 2023 was $29.36 and $13.35, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2024 and 2023 was $26.03 and $18.19 respectively.

As of September 30, 2024, the total unrecognized stock-based compensation expense for unvested stock options was $80.7 million, with a weighted average recognition period of 2.1 years.

The following table outlines our equity-based compensation expense for stock options for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$5,950	$4,931	$16,925	$14,091
General and administrative	6,432	5,440	18,060	14,899
Total equity-based compensation	$12,382	$10,371	$34,985	$28,990

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	6.08	6.08	5.79	5.86
Volatility	67%	62%	65%	62%
Risk-free interest rate	3.69%	4.14%	4.12%	4.06%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the nine months ended September 30, 2024 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2023	593,140	$25.36
Granted	396,272	38.68
Vested	(168,731)	25.25
Forfeited	(37,386)	27.38
Unvested at September 30, 2024	783,295	$32.03

During the three months ended September 30, 2024 and 2023, the Company granted 152,288 and 129,570 restricted stock units, respectively. During the nine months ended September 30, 2024 and 2023, the Company granted 396,272 and 393,556 restricted stock units, respectively. As of September 30, 2024, the total unrecognized stock-based compensation expense for unvested restricted stock was $19.9 million with a weighted average recognition period of 2.3 years.

During the three months ended September 30, 2024 the Company recognized approximately $2.3 million of expense for restricted stock of which $1.5 million and $0.8 million was recorded in research and development and general and administrative expense, respectively. During the nine months ended September 30, 2024 the Company recognized approximately $5.6 million of expense for restricted stock of which $3.6 million and $2.0 million was recorded in research and development and general and administrative expense, respectively. During the three months ended September 30, 2023 the Company recognized approximately $1.1 million of expense for restricted stock of which $0.7 million and $0.4 million was recorded in research and development and general and administrative expense, respectively. During the nine months ended September 30, 2023 the Company recognized approximately $2.6 million of expense for restricted stock of which $1.7 million and $0.9 million was recorded in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$7,604	$5,795	$20,944	$16,227
General and administrative	7,300	5,860	20,269	15,993
Total equity-based compensation	$14,904	$11,655	$41,213	$32,220

11. Related-Party Transactions

Other than the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying condensed consolidated financial statements, which have not otherwise been discussed in these notes to the condensed consolidated financial statements.

12. Income Taxes

Income taxes for the three and nine months ended September 30, 2024 and 2023 have been calculated based on an estimated annual effective tax rate and certain discrete items. The company recorded immaterial income tax expense related to investment income for the three and nine months ended September 30, 2024 and 2023.

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

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(62,487)	$(52,867)	$(153,106)	$(132,594)
Denominator:
Weighted average common shares outstanding, basic and diluted	76,125,975	58,421,859	73,330,338	58,312,813
Net loss per share, basic and diluted	$(0.82)	$(0.90)	$(2.09)	$(2.27)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2024	2023
Unvested restricted stock	783,295	587,667
Options to purchase common stock	9,623,568	8,249,939
Total	10,406,863	8,837,606

14. Subsequent Events

On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock under the Jefferies Sales Agreement.

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

Our current clinical stage programs are IRAK4, STAT6, STAT3 and MDM2. Our programs exemplify our focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs. Our disclosed preclinical program, currently in IND enabling studies, targets TYK2, another protein in a well-validated pathway where we believe our degrader technology has the potential to offer unique advantages as compared to competing therapies. We are focusing our resources and ongoing development efforts primarily on our programs in immunology, each of which addresses high impact targets within biologically proven pathways, providing the opportunity to treat a broad range of immuno-inflammatory diseases.

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

In October 2024, we initiated dosing in the Phase 1 healthy volunteer clinical trial evaluating single and multiple ascending doses of KT-621, a potent and selective oral degrader of STAT6, an essential transcription factor in the IL-4/IL-13 pathways that is a central driver of TH2 inflammation. The Phase 1 trial will evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of KT-621 compared to placebo. We expect to report Phase 1 data in the first half of 2025. KT-621 has demonstrated biologic-like activity in preclinical models and has the potential to address multiple allergic and atopic diseases including atopic dermatitis, asthma, and chronic obstructive pulmonary disorder, among others.

Based on an overall assessment of our clinical oncology programs, and given the opportunities in, and progress across, Kymera’s immunology pipeline, in October 2024 we made the strategic decision not to continue the clinical development of KT-333 (STAT3) and KT-253 (MDM2) beyond Phase 1. We recently completed enrollment and dose escalation for both the KT-333 and KT-253 Phase 1 trials and will only advance beyond this stage with a partner.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $1.71 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 private investment in public equity offering, or PIPE, our January 2024 and August 2024 follow-on offerings, our prior Sales Agreement with Cowen, and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $147.0 million and $154.8 million for the years ended December 31, 2023 and 2022, respectively. We reported net losses of $62.5 million and $52.9 million for the three months ended September 30, 2024 and 2023, respectively and $153.1 million and $132.6 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024 and December 31, 2023 we had an accumulated deficit of $683.9 million and $530.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $911.0 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into mid 2027, which is expected to take us beyond the Phase 2 data for KT-474, and several clinical inflection points for our STAT6 and TYK2 programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and capital resources.”

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi made an upfront payment of $150.0 million. In addition to the upfront payment, we are eligible to receive certain development milestone payments of up to $1.48 billion in the aggregate, of which more than $1.0 billion relates to the IRAK4 program, upon the achievement of certain developmental or regulatory events. We will be eligible to receive certain commercial milestone payments up to $700.0 million in the aggregate, of which $400.0 million relates to the IRAK4 program, which are payable upon the achievement of certain net sales thresholds. We will be eligible to receive tiered royalties for each program on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of September 30, 2024 we have achieved $55.0 million of milestones to date under the Sanofi Agreement related to certain IRAK4 clinical milestones.

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
•
costs incurred under agreements with third parties, including clinical research organizations, or CROs, and other third parties that conduct clinical and preclinical activities on our behalf;
•
contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance and product for our preclinical research and development programs, nonclinical studies and other scientific development services;
•
the cost of acquiring and manufacturing clinical and nonclinical trial materials, including manufacturing registration and validation batches;
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

Results of Operations

Comparison of three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
	2024	2023
	(in thousands)
Revenue	$3,741	$4,728	$(987)
Operating expenses:
Research and development	60,410	48,117	12,293
General and administrative	15,455	14,120	1,335
Total operating expenses	75,865	62,237	13,628
Loss from operations	(72,124)	(57,509)	(14,615)
Other income, net	9,637	4,642	4,995
Net loss	$(62,487)	$(52,867)	$(9,620)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $3.7 million for the three months ended September 30, 2024, the entirety of which is attributable to our collaboration agreement with Sanofi. Collaboration revenues were $4.7 million for the three months ended September 30, 2023, the entirety of which is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended September 30,		Change
	2024	2023
	(in thousands)
External research and development costs:
IRAK4	$1,324	$3,170	$(1,846)
STAT3	1,888	3,355	(1,467)
MDM2	2,599	1,684	915
STAT6	9,242	—	9,242
Other	16,759	16,840	(81)
Internal research and development costs	28,598	23,068	5,530
Total research and development expenses	$60,410	$48,117	$12,293

Research and development expenses were $60.4 million for the three months ended September 30, 2024, compared to $48.1 million for the three months ended September 30, 2023. The increase of $12.3 million was primarily due to a $5.5 million increase in personnel, stock-based compensation, occupancy, and other internal costs due to increase investment in employee talent and facilities in the research and development functions and a $10.2 million increase in costs related to our STAT6 and MDM2. These increases were partially offset by a $3.4 million reduction in activities related to our IRAK4, STAT3 and discovery programs.

General and administrative expenses

General and administrative expenses were $15.5 million for the three months ended September 30, 2024, compared to $14.1 million for the three months ended September 30, 2023. This increase of $1.4 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $7.3 million and $5.9 million for the three months ended September 30, 2024 and 2023, respectively.

Other Income, Net

Other income, net was $9.6 million for the three months ended September 30, 2024, compared to $4.6 million for the three months ended September 30, 2023. The $5.0 million increase was primarily due to the increase in our investments balance as a result of 2024 financing activities as well as prevailing interest rates in the respective periods.

Comparison of nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
	2024	2023
	(in thousands)
Revenue	$39,678	$30,707	$8,971
Operating expenses:
Research and development	168,431	136,111	32,320
General and administrative	47,202	40,814	6,388
Impairment of long-lived assets	4,925	—	4,925
Total operating expenses	220,558	176,925	43,633
Loss from operations	(180,880)	(146,218)	(34,662)
Other income, net	27,774	13,624	14,150
Net loss	$(153,106)	$(132,594)	$(20,512)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $39.7 million for the nine months ended September 30, 2024, the entirety of which is attributable to our collaboration agreement with Sanofi. Collaboration revenues were $30.7 million for the nine months ended September 30, 2023, of which $22.3 million and $8.4 million were attributable to our collaboration agreements with Sanofi and Vertex, respectively.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Nine Months Ended September 30,		Change
	2024	2023
	(in thousands)
External research and development costs:
IRAK4	$4,554	$10,308	$(5,754)
STAT3	5,786	8,342	(2,556)
MDM2	6,845	6,037	808
STAT6	24,868	—	24,868
Other	41,090	41,643	(553)
Internal research and development costs	85,288	69,781	15,507
Total research and development expenses	$168,431	$136,111	$32,320

Research and development expenses were $168.4 million for the nine months ended September 30, 2024, compared to $136.1 million for the nine months ended September 30, 2023. The increase of $32.3 million was primarily due to an increase of $15.5 million in personnel, stock-based compensation, occupancy, and other internal costs in the research and development functions as well as an increase of $25.7 million in costs related to our STAT6 and MDM2 program. These increases were partially offset by a $8.9 million reduction in activities related to our IRAK4, STAT3, and discovery programs.

General and administrative expenses

General and administrative expenses were $47.2 million for the nine months ended September 30, 2024, compared to $40.8 million for the nine months ended September 30, 2023. The $6.4 million increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $20.3 million and $16.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Impairment of long-lived assets

Impairment of long-lived assets was $4.9 million for the nine months ended September 30, 2024, compared to $0 for nine months ended September 30, 2023. The increase of $4.9 million was as a result of the occupancy of the 2021 Lease facility in February of 2024 and the corresponding exit of the 2019 Lease facility, resulting in an impairment charge of $4.9 million in the nine months ended September 30, 2024.

Other Income, Net

Other income, net was $27.8 million for the nine months ended September 30, 2024, compared to $13.6 million for the nine months ended September 30, 2023. The $14.2 million increase was primarily due to an increase in our investments balance as a result of 2024 financing activities as well as prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $1.71 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 IPO and concurrent private placement, our July 2021 follow-on offering and concurrent private placement, our August 2022 PIPE offering, January 2024 follow-on offering, August 2024 offering, our prior Sales Agreement with Cowen, and through our corporate collaborations. As of September 30, 2024 we had cash and cash equivalents and marketable securities of $911.0 million.

In October 2021, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. As of September 30, 2024, we have sold 1,519,453 shares of common stock under the Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock under the Jefferies Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(132,717)	$(110,871)
Cash provided by investing activities	(472,645)	120,934
Cash provided by financing activities	606,086	2,258
Net increase in cash, cash equivalents and restricted cash	$724	$12,321

Cash Flow used in Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $132.7 million, primarily resulting from our net loss of $153.1 million during the period and the $34.6 million change in deferred revenue related to our collaboration agreements. These were offset by a $14.2 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities and adjustments for non-cash items of $40.8 million (primarily consisting of stock-based compensation, lease impairment charge, depreciation & amortization and premiums & discounts on available-sale-securities).

During the nine months ended September 30, 2023, cash used in operating activities was $110.9 million, primarily resulting from our net loss of $132.6 million during the period, the $19.5 million change in deferred revenue under our Sanofi and Vertex collaboration agreements, and a $10.2 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities. These were offset by adjustments for non-cash items of $30.9 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

Cash Flow provided by Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities was $472.6 million comprised of purchases of marketable securities of $822.8 million and purchases of property and equipment of $11.9 million, partially offset by maturities of marketable securities of $362.1 million.

During the nine months ended September 30, 2023, cash provided by investing activities was $121.0 million comprised of maturities of marketable securities of $287.4 million, partially offset by purchases of marketable securities of $143.6 million and purchases of property and equipment of $22.8 million.

Cash Flow provided by Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $606.1 million, consisting of $547.9 million in proceeds from issuance of common stock and accompanying pre-funded warrants, net of offering costs, $48.7 million in proceeds from the issuance of common stock through an Sales Agreement, net of issuance costs, $9.6 million in proceeds from the exercise of employee stock options, $1.1 million from proceeds from the employee stock purchase plan, partially offset by finance lease payments of $1.3 million.

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

We believe the existing cash, cash equivalents and marketable securities of $911.0 million as of September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements into mid 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 22, 2024.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2024, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have focused substantially all of our efforts and financial resources on developing our proprietary targeted protein degradation drug discovery platform, or the PegasusTM platform, and initial product candidates as well as supporting our collaborations and partnerships. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors and collaborators in private equity financings, upfront payments under our collaborations and our initial public offering (IPO), follow-on offerings, PIPE offering and at-the market sales program. As of September 30, 2024, our cash and cash equivalents and investments were $911.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $683.9 million as of September 30, 2024. For the years ended December 31, 2023, 2022 and 2021, we reported net losses of $147.0 million, $154.8 million, $100.2 million, respectively. We reported net losses of $62.5 million and $153.1 million for the three and nine months ended September 30, 2024, respectively, and $52.9 million and $132.6 million for the three and nine months ended September 30, 2023, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of September 30, 2024, we had approximately $911.0 million of cash and cash equivalents and investments, which we expect will be sufficient to fund our operations into mid 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Preclinical and Clinical Development

We are very early in our development efforts and our IRAK4, STAT6, STAT3 and MDM2 programs are in early clinical development. If we are unable to advance them through the clinic for safety or effective reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our immunology portfolio, consisting of IRAK4, STAT6 and TYK2 programs, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases. In some instances, we may decide to discontinue our investment in programs. For example, in November 2023, we announced the decision to discontinue the development of our KT-413 (IRAKIMID) and in October 2024, we announced the decision to discontinue the development of our KT-333 and KT-253 programs in order to focus resources to support our growing immunology pipeline. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the ongoing clinical trials of KT-474, KT-621, KT-333 and KT-253 may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-474, KT-621 and KT-295, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-295, we do not know whether either of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies, (i) KT-621 demonstrated full inhibition of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that was superior to dupilumab, and equivalent or superior activity to dupilumab, and (ii) KT-295 demonstrated picomolar to nanomolar potencies across all relevant human cell types evaluated. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

We may seek approval of KT-474, KT-621, KT-295, or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek accelerated approval of KT-474, KT-621, KT-295, or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Competitors in our efforts to develop small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Foghorn Therapeutics Inc. and Nurix Therapeutics, Inc., some of which have entered clinical development. Further, several large pharmaceutical companies have disclosed preclinical and clinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, STAT6 and TYK2 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

Although we designed the Phase 1 trials of KT-474, KT-621, KT-333 and KT-253, and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary PegasusTM platform, our initial IRAK4, STAT6, STAT3 and MDM2 programs, which are our most advanced development programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patent applications and patents related to our platform E3 ligase ligand technology and our novel bifunctional degrader compounds, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related methods.

As of September 30, 2024, our patent portfolio covering novel compounds, and the methods of making and using thereof, included 100 patent families. While patents generally expire 20 years from their filing date, patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

Risks Related to Our Trademarks, Trade Names and Trade Secrets

If our trademarks for our products or company name are not adequately protected in one or more countries where we intend to market our products, we may delay the launch of product brand names, use different or less effective trademarks or tradenames in different countries, or face other potentially adverse consequences or impediments to building our product brand recognition.

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

As of September 30, 2024, we had 184 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Unstable global economic and geopolitical conditions may have serious adverse consequences on our business, financial condition, stock price and results of operations.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of the 2024 presidential election in the United States, military conflict, including the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

As of September 30, 2024, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval.

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

As of September 30, 2024, approximately 15,159,753 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 10,406,863 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Further, because we expect we will need to raise additional capital to fund our future activities, we may in the future sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. Future issuances of common stock or common stock-related securities, together with the exercise of outstanding stock options or warrants, the vesting and settlement of outstanding restricted stock units, and new equity awards granted under our equity incentive plans, if any, may result in further dilution. Pursuant to our prior sales agreement, or Cowen Sales Agreement, with Cowen and Company, LLC, or Cowen, we had the ability to offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in “at-the-market” offerings, subject to the limitations thereof. As of September 30, 2024, approximately $50 million worth of common stock had been sold under the Cowen Sales Agreement. From October 1, 2021 through September 30, 2024, we have sold 1,519,453 shares of common stock through the Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or the Jefferies Sales Agreement, with Jefferies LLC pursuant to which we may offer and sell our common stock, subject to certain limitations in the sales agreement and compliance with applicable law, at any time throughout the term of the Jefferies Sales Agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Jefferies by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. There have not yet been any sales made pursuant to the Jefferies Sales Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2024, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)

Termination of Cowen Sales Agreement

On October 30, 2024, TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) acknowledged and accepted our prior written notice to terminate the Cowen Sales Agreement, effective immediately.

Entrance into Jefferies Sales Agreement

On October 31, 2024, we entered into the Jefferies Sales Agreement with Jefferies with respect to an “at-the-market” offering program under which we may issue and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $300,000,000, or the Shares, through Jefferies. The issuance and sale, if any, of the Shares may be by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including, without limitation, sales made directly on the Nasdaq Global Market, or Nasdaq.

We are not obligated to sell any of the Shares, and Jefferies is not required to sell any specific number or dollar amount of the Shares under the Jefferies Sales Agreement. We or Jefferies may suspend or terminate the offering of the Shares upon notice to the other party and subject to other conditions.

Subject to our request to sell the Shares, Jefferies will act on a best efforts basis and use commercially reasonable efforts to sell the Shares on our behalf, from time to time consistent with its normal sales practices and applicable state and federal laws, rules and regulations and Nasdaq rules, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Jefferies a commission of up to 3.0 percent (3.0%) of the gross proceeds of any of the Shares sold through Jefferies under the Jefferies Sales Agreement. Pursuant to the Jefferies Sales Agreement we have also provided Jefferies with customary indemnification and contribution rights.

The foregoing description of the Jefferies Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

(b)

None

(c)

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Nello Mainolfi Founder, President, Chief Executive Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (September 6, 2024)	August 25, 2026	280,000	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan
Bruce Jacobs Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (September 6, 2024)	December 31, 2025	79,220	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan
Jeffrey Albers Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (September 20, 2024)	December 22, 2025	16,349	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2024).

10.1†	Letter between the Registrant and Genzyme Corporation, dated as of July 31, 2024.

10.2	Open Market Sale AgreementSM, by and between the Registrant and Jefferies LLC, dated October 31, 2024.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Kymera Therapeutics, Inc.

Date: October 31, 2024	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: October 31, 2024	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer