Form 10-K
period 2024-12-31
Kymera Therapeutics, Inc.
filed 2025-02-27
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,146.0 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 64,944,136.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K

i

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

•
We are a clinical stage company and that may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.
•
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
•
We are very early in our development efforts and our IRAK4 and STAT6 programs are in early clinical development. If we are unable to advance them through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates is novel and unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
•
We may not be successful in our efforts to identify or discover additional product candidates, or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
•
A pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.
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
•
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, express or implied statements about:

•
the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
our ability to continue to enable a rational and effective drug discovery and development engine;
•
the timing and the success of preclinical development efforts for our TYK2 program and clinical studies for our STAT6 and IRAK4 programs;
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
•
the effect of any pandemics, geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and future clinical trials; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I

Item 1. Business.

We are a clinical-stage biopharmaceutical company dedicated to reinventing the treatment of human disease through the development of innovative, highly differentiated medicines that address significant health problems and that meaningfully improve patients’ lives. We are committed to advancing novel technologies to address targets that have known disease-causing biology, but which have not been drugged, or have been inadequately drugged, often based on limitations of existing technologies. Our approach is intended to discover and develop a new generation of medicines in a disease-agnostic manner.

We are a leader in targeted protein degradation, or TPD, a next-generation small molecule therapeutic modality that engages the body’s natural cellular recycling system to selectively eliminate disease-causing proteins. Our objective is to develop molecules that are both potent and highly selective, creating the potential for our medicines to uniquely address diseases that are poorly served by current treatment options. To date, we have progressed five programs into clinical development and expect to advance at least one new molecular entity into clinical testing annually. We intend to leverage our drug development expertise to become a fully integrated biopharmaceutical company with an industry-leading pipeline of novel medicines.

Our current focus is primarily directed at high-value targets in immunology. We believe there are more than 160 million patients in the United States, Europe and Japan that are diagnosed with some of the most prevalent immune-inflammatory diseases that our programs are designed to address, nearly half of whom remain untreated. Of those treated, most patients are treated with therapies that do not treat the underlying diseases but mostly their symptoms. As a result, only a small percentage of patients, which we believe to be approximately 3% of the diagnosed population with severe inflammatory diseases, are currently treated with systemic advanced therapies, mostly injectable biologics. While generally efficacious, biologics have drawbacks. Biologics tend to be more expensive to manufacture, and the cost is typically passed on to patients and payors. Patient access to therapy can also be a challenge, as biologics are more complex to prescribe and reimburse than small molecule medicines. Additionally, biologics are administered as injections, a less preferred route of administration for patients as compared to oral medications, which offer greater flexibility for patients. We believe we have the potential to deliver a compelling value proposition to a significant underserved patient population: small molecule medicines with biologics-like activity through the convenience of oral administration of a pill.

Our publicly disclosed immunology programs target STAT6, TYK2 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, which is currently being evaluated in a Phase 1 clinical trial in healthy volunteers. Our lead molecule in our TYK2 program is KT-295, which we anticipate will enter the clinic in the second quarter of 2025. We are collaborating with Sanofi S.A., or Sanofi, on the development of drug candidates targeting IRAK4, including KT-474/SAR444656, outside of oncology and immuno-oncology fields. Sanofi has initiated two Phase 2b clinical trials of KT-474 in patients with hidradenitis suppurativa (HS) and in patients with atopic dermatitis (AD). Our pipeline focuses on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

In addition to our immunology focus, we also have research initiatives in other therapeutic areas. Additionally, we believe many of our key discovery and development capabilities have broad applicability, creating an opportunity for us to develop impactful therapeutics leveraging small-molecule modalities in addition to TPD.

Our Strategy

We intend to achieve our mission to discover and develop novel and transformative medicines that improve the lives of patients with serious diseases by pursuing several key strategic objectives:

•
We plan to advance our existing clinical and preclinical programs through critical inflection points that we believe will de-risk our molecules and approach.
•
Guided by our drug development principles, we intend to expand our therapeutic pipeline by continuing to identify high-value targets that have disruptive therapeutic potential and that are well-suited for our approaches.
•
We will continue to invest in our capabilities to identify novel molecules that address elusive targets and optimize them to highly specific drug candidates in a disease agonistic manner.
•
We have developed a broad patent estate and expect to expand and protect our proprietary know-how and intellectual property.

•
To advance our goal of becoming a fully integrated biopharmaceutical company, we intend to build our organizational capabilities, including expertise in key therapeutic areas, development and eventually commercial functions.
•
We also will continue to consider synergistic collaboration opportunities that further our goal of delivering transformative therapies to the broadest patient populations.

Drug Discovery Approach and Capabilities

Our approach to target selection and our proprietary drug discovery capabilities enable us to rationally design innovative medicines that ultimately have the potential to address disease causing proteins of all classes.

We place significant emphasis on target selection, which is focused on potentially first-in-class or best-in-class opportunities. We are focused on deploying our technology against diseases in areas of significant patient need that are not yet meaningfully addressed by traditional medicines, and where we believe TPD is the only or best way to elucidate the desired biology or clinical outcome. This approach includes addressing undrugged proteins in nodes of pathways with clinical validation and supported by strong human genetics, many of which are difficult to drug transcription factors or scaffolding proteins.

After identifying a protein of interest, we use our toolbox of integrated capabilities to help accelerate the discovery and development of small molecule medicines, enabling us to study molecular structures and gain a better understanding of the biological mechanisms of proteins. Critical components of our capabilities include the following:

•
A comprehensive hit identification strategy using high-content as well as fit-for-purpose technologies such as DNA encoded libraries and fragment based as well as X-ray based screenings;
•
Machine learning and artificial intelligence in virtual screening, hit validation and optimization technologies;
•
Lead optimization expertise that includes X-ray crystallography, cryogenic electron microscopy, and pharmacokinetic/pharmacodynamic-centric enabled lead optimization;
•
Proprietary global quantitative proteomics techniques; and
•
Translational biology focused on patient disease samples.

Our TPD approach is rooted in a deep understanding of the relationship between E3 ubiquitin ligases and target proteins, which allows us to identify the properties that make a target both ligandable and degradable and to determine how multiple factors impact potency, selectivity, pharmacokinetics (PK) and pharmacodynamics (PD). We have built extensive capabilities and knowledge that contribute to the development of our preclinical and clinical pipeline. We have generated predictive models that reflect our deep knowledge and understanding of the interplay between targets and drug properties, driving optimization of drug disposition and in vitro and in vivo PK/PD relationships of our compounds across different tissue and cell types.

Due to its unique advantages, TPD is capable of targeting proteins traditionally undrugged by small molecules. Specifically, TPD can target proteins without a catalytic function such as scaffolding proteins and transcription factors, with small molecule-like drug properties that can potentially be dosed orally and distributed systemically, unlike other modalities.

Because of the catalytic nature of the degradation process, we believe the TPD modality has the potential to be therapeutically effective with smaller amounts of drug substance and less frequent dosing than traditional therapeutics. TPD molecules have been shown to be amenable to existing small molecule manufacturing principles which can be less costly than other therapeutic modalities.

Our Pipeline

The following table summarizes our disclosed clinical and near-term clinical stage pipeline.

Figure 1

Our Disclosed Immunology Programs

STAT6 Program

Summary

We are developing oral medicines that target STAT6, an essential transcription factor specific to the IL-4/IL-13 signaling pathway and the central driver of Type 2 inflammation in allergic and atopic diseases. STAT6 is a genetically validated target, and the IL-4/13 pathway has been clinically validated by approved biologics, including dupilumab, an injectable monoclonal antibody designed to treat T Helper 2 (TH2) diseases.

Background on Pathway and Target

STAT6 is the essential and specific transcription factor required for IL-4 and IL-13 cytokine-signaling and a central driver of TH2-driven inflammation in atopic and allergic diseases. The pathogenic role of STAT6 is supported by human genetics showing that gain of function mutations of STAT6 cause severe early onset allergic diseases in humans. Additionally, STAT6 knockout in mice is protective in multiple allergic disease models, and those mice develop normally and are viable and fertile. Published research also has demonstrated that a partial loss-of-function variant in STAT6, found in a study of individuals in Iceland, resulted in dampened IL-4 signaling and protection from TH2-driven asthma.

Development Opportunities

We estimate that more than 130 million people in the US, Europe and Japan suffer from diseases predominately driven by TH2 inflammation. There are existing therapeutics that have validated key pathways across many of these diseases, including atopic dermatitis, asthma, chronic obstructive pulmonary disease, chronic rhinosinusitis with nasal polyps, eosinophilic esophagitis, prurigo nodularis, bullous pemphigoid and others. Many of the existing treatments include injectable biologics, some of which have demonstrated strong efficacy, but which can be inconvenient for patients, difficult to reimburse and are costly to manufacture. Small molecule inhibitors have also been developed to treat certain TH2-mediated diseases, but often insufficiently block these signaling pathways, limiting their efficacy, and in certain cases may carry various safety risks. Based on its preclinical profile, we believe KT-621 has the potential to provide comparable clinical activity to biologics with the convenience of oral dosing and, as a result, the potential to access a broader patient population.

We believe KT-621 has potential utility in many dermatology and respiratory indications including, but not limited to, atopic dermatitis (AD), asthma, chronic obstructive pulmonary disease (COPD), chronic rhinosinusitis with nasal polyps (CRSwNP), eosinophilic esophagitis (EoE), chronic spontaneous urticaria (CSU) and prurigo nodularis (PN), among others. We expect to focus our development strategy in these areas, which have been validated with existing treatments, such as dupilumab, that act to inhibit TH2 cell differentiation. We are initially targeting AD, asthma and COPD.

Atopic Dermatitis

Atopic dermatitis (AD) is a chronic, pruritic inflammatory skin disease that occurs most frequently in children but also affects adults. In the major global markets, the diagnosed prevalence of AD is estimated at 42 million patients, with approximately 60% falling into the moderate-to-severe category. AD follows a chronic relapsing course over months to years, with dry skin and severe pruritus as the primary symptoms, sometimes accompanied by skin thickening from chronic scratching and fissuring. AD is treated symptomatically with topical therapies, including emollients, corticosteroids, and phosphodiesterase inhibitors. The leading FDA-approved systemic treatment is the IL-4Ra targeting antibody dupilumab, which is considered a safe and effective treatment for AD. Nonetheless, penetration of existing therapies, including dupilumab, remains low, leaving a significant percentage of patients who are currently underserved.

Asthma

Asthma is a chronic lung disease affecting people of all ages. It is caused by inflammation and muscle tightening around the airways, which makes it harder to breathe. Symptoms can include coughing, wheezing, shortness of breath and chest tightness. These symptoms can be mild or severe and can come and go over time. In major global markets, it is estimated that approximately 55 million people worldwide are diagnosed with asthma, with approximately 50% falling into the moderate or severe category. Asthma is a leading chronic disease in children, affecting about 5 million children under the age of 18. Treatments include inhaled corticosteroids, bronchodilator medications and biologics, such as dupilumab, for moderate to severe disease.

Chronic Obstructive Pulmonary Disease

COPD is a progressive, chronic lung disease that makes it difficult to breathe. COPD damages the lungs and narrows the airways, making it difficult to move air in and out of the lungs. Smoking and air pollution are the most common causes of COPD, but it also affects nonsmokers. COPD develops gradually over many years, and symptoms are often initially mistaken for a smoker's cough or asthma. Diagnosis often occurs in patients over 60 years old, when symptoms worsen. Symptoms include coughing, shortness of breath, especially during mild activity, fatigue and frequent respiratory infections, significantly impacting quality of life. COPD is the third leading cause of death worldwide. It is estimated that approximately 34 million people worldwide are diagnosed with COPD, with up to 50% having uncontrolled disease. Treatments for COPD include inhaled steroids to reduce inflammation in the airways as well as bronchodilator inhalers to relax airways and improve airflow. Dupilumab is the only known biologic approved for the treatment of COPD.

KT-621 Preclinical Development

Our lead molecule in our STAT6 program is KT-621, an investigational, potentially first-in-class oral STAT6 degrader being developed for the treatment of immuno-inflammatory diseases. We have conducted comprehensive preclinical studies in multiple models to assess KT-621’s selectivity, potency, degradation levels, efficacy and tolerability.

Preclinical Selectivity

We evaluated KT-621’s selectivity by measuring degradation of different proteins at concentrations as high as 100 times the DC90 of KT-621, which is the degradation concentration at which 90% of the target protein is degraded. In preclinical testing, STAT6 was the only protein that KT-621 degraded out of the approximately 10,000 proteins that were detected by mass spectrometry, as shown in Figure 2. Additionally, no other STAT proteins were degraded.

Complete STAT6 degradation
selectivity in human PBMC proteome at 100 x DC_{90}

STAT6
Other STATs
STAT6
STAT4
STAT2
STAT1
STAT5B
STAT5A
STAT3
4
2
0
−2
0
2
−Log10(p−Value)
Log2(Fold−Change)

Figure 2

Preclinical Potency

We evaluated KT-621 potency using TH2 functional assays to assess its impact on IL-4/IL-13 signaling. We measured IL-4 and IL-13 induced Thymus and activation-regulated chemokine (TARC), release assays in human Peripheral Blood Mononuclear Cells (PBMCs), IL-4/IL-13 induced CD23 expression assays in human CD19 B cells and IL-13 induced periostin release assays in human bronchial and esophageal smooth muscle cells. In these models, KT-621 fully blocked the IL-4/IL-13 pathway in human TH2 functional assays, with IC50’s lower than dupilumab, as shown in Figure 3.

Figure 3

Preclinical Degradation Levels

In in vivo studies, KT-621 robustly degraded STAT6 across multiple preclinical species, including mouse, rat, dog and non-human primates (NHPs). In dogs, we tested doses ranging from 0.2 to 12.8 milligrams per kilogram (mpk), with doses between approximately 1 and 3 mpk leading to maximal STAT6 degradation near depletion, as shown in Figure 4. Additionally, KT-621, dosed at 10 mpk for 14 days, degraded STAT6 across key disease-relevant tissues, including blood, spleen, skin and lung in NHPs, as shown in Figure 4.

Figure 4

Preclinical Efficacy

To understand its efficacy potential, we assessed KT-621 in a one-month lung inflammation model induced by intranasal house dust mite administration, which we believe is the most relevant preclinical model of TH2 inflammation. KT-621 was dosed in IL4/IL4Rα humanized mice once daily orally for 31 days at the same three dose levels, 2, 8 and 32 mpk, leading to 72%, 85% and 91% degradation in the spleen, respectively. As illustrated in Figure 5, the dominant TH2 inflammation was demonstrated by the greatly elevated IgE in the serum and TARC, two well-established TH2 biomarkers. KT-621 showed robust inhibition at all three dose levels. In preclinical testing, KT-621 blocked TH2 inflammation in vivo equally or better than an IL-4Rα saturating dose of dupilumab in the intranasal HDM asthma model for all these TH2 measures. KT-621 reduced disease severity in the lung in the HDM asthma model, with amelioration of lung remodeling seen after low daily oral doses of KT-621 comparable to dupilumab.

Figure 5

Preclinical Tolerability

We observed no adverse events in any of our preclinical safety studies of KT-621, including at doses that led to concentrations 30 to 40-fold above the predicted efficacious human exposures.

KT-621 Clinical Development

In the fourth quarter of 2024, we initiated a Phase 1 clinical trial to test and assess single- and multiple-ascending doses of KT-621 in healthy adult volunteers. The Phase 1 trial is designed to evaluate KT-621’s safety, tolerability, PK and PD effects in an estimated 120 subjects. We expect to disclose the Phase 1 trial results of the single- and multiple- ascending study in the second quarter of 2025. In addition, we plan to initiate a Phase 1b trial in AD patients in the second quarter of 2025, and Phase 2b trials in AD and asthma patients in late 2025 and early 2026, respectively.

TYK2 Program

Summary

We are developing highly potent and selective degraders of TYK2, required for Type I interferon, or IFN, IL-12 and IL-23 signaling with both genetic and clinical validation in autoimmune and inflammatory diseases.

Background on Pathway and Target

TYK2, a member of the Janus kinase (JAK) family of kinases, binds the IL-12, IL-23 and Type I IFN receptors to recruit and phosphorylate STAT transcription factors. Additionally, TYK2 has a well-established scaffolding function that plays a key role in cytokine receptor surface expression and activation. A loss of function variant is protective in autoimmune diseases and deucravacitnib, an allosteric inhibitor of TYK2, as well as multiple biological agents targeting IL-12, IL-23 and IFN-α have been approved for the treatment of multiple autoimmune diseases, making TYK2 a highly validated target.

Degradation of TYK2, which can fully recapitulate the human knockout biology by completely removing the protein, has the potential to overcome the challenges of small molecule inhibitors, which have limitations due to lack of selectivity, limited target engagement, and/or lack of potent activity against Type I IFN, driven by inability to block the scaffolding function. TYK2 degraders have the potential to achieve full pathway inhibition of Type I IFN, IL-12 and IL-23 while sparing IL-10 in a once daily oral pill with a potential biologics-like activity profile.

Development Opportunities

We estimate that more than 20 million people in the US, Europe and Japan are diagnosed with Type I IFN and IL-12/IL-23 mediated diseases. There are numerous indication opportunities across multiple immunological therapeutic areas including dermatology, gastroenterology, rheumatology, and central nervous system. The potential for TYK2 to be effective across multiple indications is supported by pathway biologics and TYK2 small molecule inhibitors. We believe that TYK2 degradation differentiates from inhibition and has the potential to demonstrate full pathway inhibition comparable to biologics, but with the benefit of a daily, oral profile. As a result, we believe oral TYK2 degraders have the potential to be the first oral therapy to deliver biologic-like activity in diseases such as irritable bowel disease and psoriasis, among others.

KT-295 Preclinical Development

Our lead molecule in our TYK2 program is KT-295, an investigational, first-in-class oral TYK2 degrader being developed for the treatment of autoimmune and inflammatory diseases. We have conducted comprehensive preclinical studies in multiple models to assess KT-295’s selectivity, potency, degradation levels and tolerability.

Preclinical Selectivity

We evaluated KT-295 selectivity by measuring degradation of different proteins at concentrations as high as 100 times the DC90 of KT-295. Based on our proteomics data, KT-295 is a highly selective picomolar TYK2 degrader. In particular, KT-295 is completely selective over the JAK family members, as shown in Figure 6.

Figure 6

Preclinical Potency

KT-295 achieved picomolar degradation in human PBMC and keratinocytes and low nanomolar (nM) inhibition of our functional assays across a range of cell types as shown in Figure 7. In preclinical in vitro cell assays, KT-295 potently inhibited STAT phosphorylation and downstream cytokine release in IL-23, IL-12 and type I IFN pathways. KT-295 demonstrated that we spare the IL-10 and IL-22 pathways completely.

Cellular Degradation/Functional Assay	KT-295 DC_{50}/IC_{50} (nM)
Human PBMC degradation	0.08
Human keratinocyte	0.06
IL-23 pathway	
IL-23 pSTAT3 in human CD3+CD161high TH17 cell	1.3
IL-23/IL-1β IFN-γ release in human PBMC	3.6
Type I IFN pathway	
IFN-α pSTAT1 in human CD19 B cell	10
IFN-α pSTAT2 in human CD19 B cell	14
IFN-α IP10 release in human PBMC	37
IL-12 pathway	
IL-12/IL-18 pSTAT4 in human PBMC	1.1
IL-12/IL-18 IFN-γ release in human PBMC	14
IL-10 and IL-22 pathways	
IL-10 pSTAT3 in human CD14 monocyte	> 1000
IL-22 pSTAT1 in HT29 cell	> 1000
IL-22 pSTAT3 in HT29 cell	> 1000

Figure 7

Preclinical Degradation Levels

KT-295 achieved dose dependent degradation of TYK2 in vivo with low oral doses. Specifically, in non-human primates, upon repeat daily low oral doses, KT-295 can degrade TYK2 in a dose responsive manner and reach full degradation of TYK2, providing a path to full target engagement.

Figure 8

Preclinical Tolerability

The tolerability of TYK2 degradation is supported by complete deficiency in humans where these individuals are generally healthy with some increased risk of mycobacteria and viral infections that are relatively mild, curable and tend not to recur. In completed preclinical studies, KT-295 was generally well tolerated with no adverse events related to KT-295 at any evaluated doses or concentrations. KT-295 IND-enabling studies are ongoing to support its advancement into Phase 1 testing.

KT-295 Clinical Development

We intend to advance KT-295 into Phase 1 clinical testing in the second quarter of 2025.

IRAK4 Program

Summary

We are collaborating with Sanofi on the development of drug candidates targeting IRAK4 outside of oncology and immuno-oncology fields. KT-474/SAR444656 is a highly active and selective oral IRAK4 degrader for the treatment of IL-1R/TLR-driven immuno-inflammatory conditions and diseases with high unmet medical need. Sanofi has advanced KT-474 into Phase 2 clinical trials in patients with HS and AD, both which were initiated in the fourth quarter of 2023. See the section entitled “Business—Collaborations—Collaboration Agreement with Sanofi” appearing elsewhere in this Annual Report for more information.

Background on Pathway and Target

IRAK4 is a key component of the myddosome, a multiprotein complex involved in innate immunity that mediates signaling through TLRs and IL-1Rs. The IRAK4 protein is ubiquitously expressed across multiple different tissue types, including skin, lymphoid tissue, bone marrow, gastrointestinal tract and lung. IL-1 family cytokines, including IL-1a, IL-1ß, IL-18, IL-36, and IL-33, have been implicated in a variety of different immunology-inflammation conditions and diseases. As both TLRs and IL-1Rs are involved in the production and response to all of these IL-1 family cytokines, IRAK4 targeting with a single small molecule degrader could impact multiple different cytokines and chemokines, having the potential to achieve a broad, generally well-tolerated, anti-inflammatory effect, and providing a novel therapeutic approach to the treatment of IL-1R/TLR-driven diseases.

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

There is genetic de-risking of chronic IRAK4 suppression, as adult humans who lack IRAK4 due to null mutations are healthy. Clinical validation for targeting this pathway comes from IRAK4 small molecule inhibitors and from antibodies targeting individual IL-1 family cytokines that all signal through the IRAK4 protein in diseases that include AD, HS, rheumatoid arthritis, generalized pustular psoriasis, and others. Therefore, we believe that removing IRAK4 will be able to have the combined activity of all the known anti-IL-1 family biologics, achieving our best-in-pathway objective.

We believe IRAK4 degradation is superior to IRAK4 kinase inhibition. Our preclinical data suggests that it is critical to block both the kinase activity and scaffolding functions of the IRAK4 protein, which requires removal, as opposed to just inhibition, of the protein.

Development Opportunities

We estimate that more than 140 million people in the US, Europe and Japan suffer from TH1-driven diseases. There are numerous cutaneous, rheumatic, and gastrointestinal immunology-inflammation disease indications for which pathogenesis involves IL-1 family cytokines as well as TLR stimulation. These present opportunities where we believe a highly efficient and selective IRAK4 degrader would provide significant advantages over both currently approved treatment options and those in clinical development. There are many diseases where the IL-1R/TLR pathway has been implicated in pathogenesis and there could be additional potential opportunities targeting respiratory, gastrointestinal and rheumatology conditions. We and our collaborator, Sanofi, are initially prioritizing HS and AD, autoimmune dermatologic conditions where there is clinical proof-of-concept for targeting cytokines impacted by the IL-1R/TLR pathway but for which there continues to be a high level of unmet need.

Hidradenitis Suppurativa

Hidradenitis suppurativa (HS) is a chronic, destructive, painful and debilitating inflammatory skin disease affecting up to 1% of both the U.S. and global population. Patients with HS have numerous painful, draining nodules and abscesses, usually within skin folds, which are characterized by inflammation and bacterial colonization. Currently HS is treated symptomatically with corticosteroids, antibiotics and surgery. There are currently limited, effective FDA-approved treatment options for HS, which include biologics and are often limited to patients with moderate to severe disease. We believe there remains a high unmet need for better therapies for the treatment of HS.

Atopic Dermatitis

Atopic dermatitis (AD) is a chronic, pruritic inflammatory skin disease that occurs most frequently in children but also affects adults. In the major global markets, the diagnosed prevalence of AD is estimated at 42 million patients, with approximately 60% falling into the moderate-to-severe category. AD follows a chronic relapsing course over months to years, with dry skin and severe pruritus as the primary symptoms, sometimes accompanied by skin thickening from chronic scratching and fissuring. AD is treated symptomatically with topical therapies, including emollients, corticosteroids, and phosphodiesterase inhibitors. The leading FDA-approved systemic treatment is the IL-4Ra targeting antibody dupilumab, which is considered a safe and effective treatment for AD. Nonetheless, penetration of existing therapies, including dupilumab, remains low, leaving a significant percentage of patients who are currently underserved.

KT-474 Preclinical Development

We have demonstrated KT-474’s high activity, selectivity and therapeutic potential in both in vitro and in vivo studies. Preclinical data show that orally administered KT-474 safely and selectively suppressed IRAK4 expression in rodents and non-rodents, inhibited inflammation, including neutrophil infiltration, in murine models mechanistically relevant to the pathogenesis of HS and AD and potentially other diseases, and demonstrated a therapeutic advantage of IRAK4 degradation over IRAK4 kinase inhibition.

KT-474 Clinical Development

The KT-474 Phase 1 program three-part trial was designed to evaluate single and multiple ascending doses of KT-474 to assess safety, tolerability and pharmacokinetics in healthy adult volunteers and then in HS and AD patients.

The single ascending dose, or SAD, and multiple ascending dose, or MAD, portions of the KT-474 Phase 1 trial evaluated safety, tolerability and pharmacokinetics in 105 healthy volunteers. The SAD (Part A) consisted of single doses ranging from 25 to 1600 mg. The MAD (Part B) consisted of escalating doses ranging from 50 mg to 200 mg that were administered for 14 consecutive days. KT-474 demonstrated >95% and sustained IRAK4 degradation with single and multiple daily doses and broad inhibition of ex vivo TLR-mediated cytokine induction. KT-474 was generally well-tolerated across all dose groups.

The Phase 1 trial included a patient cohort (Part C) which was an open label study in a total of 21 HS and AD patients. The patients were administered a 75 mg daily dose taken with food, which we estimated would be equivalent exposure to 100 mg fasted. The patient cohort dose of 75 mg was administered for 28 consecutive days. Baseline IRAK4 levels in skin lesions of evaluable HS and AD patients were approximately twice the levels of healthy volunteers. By Day 28 of dosing, the mean IRAK4 level in skin lesions of AD and HS patients was reduced to approximately the same level as healthy volunteers. In addition, promising clinical activity was observed in HS and AD patients including a reduction of signs and symptoms of HS and AD. The Phase 1 data was published in Nature Medicine in November 2023.

In the KT-474 Phase 1 trial, the proportion of HiSCR50 responders was 50% in those with moderate-to-severe disease. Hidradenitis Suppurativa Clinical Response (HiSCR) is a validated clinical tool that has been used to assess efficacy in HS patients. HiSCR50 response is defined as a 50% or greater reduction in inflammatory lesions and no increase in abscesses or draining fistulas. Symptoms of pain were significantly impacted by KT-474 with an average reduction in patients with moderate to severe disease of 55%, with a maximum reduction occurring between days 28 and 42. Figure 9 highlights the initial clinical impact of KT-474 in HS patients in the third part of the Phase 1 trial.

Figure 9

In addition, there was a mean 37% reduction in skin lesions as measured using the EASI score with reductions in individual AD patients of up to 76%. Maximum reduction was seen by day 28 and was maintained at day 42. The Eczema Area and Severity Index (EASI) is a validated tool that measures the severity of atopic dermatitis. Peak pruritus was reduced by an average of 52% and 63%, respectively, with maximum reductions occurring by day 42. Figure 10 highlights the initial clinical impact of KT-474 in AD patients in the third part of the Phase 1 study.

Figure 10

Clinical endpoints associated with improvement in skin lesions and symptoms addressing disease burden resulted in substantial responses in the majority of both HS and AD patients evaluated.

KT-474 was generally well-tolerated across all dose groups. There were no serious adverse events, no drug-related infections, and no adverse events observed leading to dose interruption or discontinuation. A modest, non-adverse QTc prolongation, consistent with that observed by Day 7 in the MAD healthy volunteer study, was also observed in the patient cohort but spontaneously resolved back to baseline with continued dosing during the 28-day dosing period.

In the fourth quarter of 2023, Sanofi initiated two Phase 2 clinical trials. The Phase 2 randomized, double-blind, placebo-controlled, dose ranging trials are evaluating the safety and efficacy of KT-474 as a potential treatment of HS and AD. In July 2024, Sanofi communicated to Kymera its decision to expand the ongoing Phase 2 trials in HS and AD following an interim review of safety and efficacy data by an independent data monitoring committee. The expansion of the ongoing HS and AD KT-474 Phase 2 studies to larger dose-ranging Phase 2b studies is intended to accelerate overall development timelines and enable a subsequent transition into registrational Phase 3 trials. The HS and AD Phase 2b trials are expected to be completed in the first half of 2026 and mid-2026, respectively. Additionally, we and Sanofi are evaluating opportunities to expand in indications beyond HS and AD.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion, and commercial milestone payments of up to $700.0 million, in the aggregate. Of these milestones, we remain eligible to receive up to $1.0 billion in development milestones upon the achievement of certain developmental or regulatory events, and up to $400.0 million in commercial milestones which are payable upon the achievement of certain net sales thresholds, all of which are related to the IRAK4 program. We will further be eligible to receive tiered royalties on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

Additionally, in December 2022, Sanofi provided us with written notice of its intention to take KT-474 into Phase 2 clinical trials. In the fourth quarter of 2023, the Company achieved two milestones of $40.0 million and $15.0 million relating to the dosing of the first patient in the Phase 2 clinical trial for the first and second indications, respectively. As of December 31, 2024, the Company had received both the $40.0 million milestone and the $15.0 million milestone.

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

Companies developing small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., and Foghorn Therapeutics, Inc. Further, several pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, STAT6 and TYK2 programs. In particular, several pharmaceutical companies have announced partnerships around programs targeting STAT6, including Sanofi, Johnson & Johnson and Gilead Sciences, Inc.

More broadly, many of the indications targeted by our programs have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

Patent Portfolio

Our intellectual property includes a portfolio of wholly owned patent families covering our platform E3 ligase ligand technology and our novel bifunctional degrader product candidates, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related compounds and methods. Our intellectual property portfolio is in its early development stages, and, as of December 31, 2024, included 31 granted U.S. patents, about 92 U.S. patent applications, about 31 international patent applications, 12 granted foreign patents, and about 543 foreign patent applications. Our patent portfolio is generally organized into two categories: (1) platform E3 ligase ligand patent families and (2) protein degrader patent families, including various target-specific degrader patent families.

Platform E3 Ligase Ligand Patent Families

Our platform E3 ligase ligand patent families are wholly owned and include four patent families directed to novel ligands for the cereblon E3 ubiquitin ligase, as well as methods of treatment and other related methods. As of December 31, 2024, our platform E3 ligase ligand patent families included five granted U.S. patents, four U.S. patent applications, and three patent applications in Europe. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2045, absent any patent term adjustments or extensions.

Protein Degrader Patent Families

Our protein degrader patent families are wholly owned and are directed to novel bifunctional degrader compounds that are useful in affecting ubiquitination of a target protein, as well as methods of treatment and other related methods. As of December 31, 2024, our protein degrader patent families included three granted U.S. patents, and about 26 patent applications in U.S., PCT, and foreign jurisdictions, such as Australia, Canada, Europe, Israel, Japan, Mexico, New Zealand, and the Russian Federation. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions.

Target-Specific Degrader Patent Families

Our target-specific degrader patent families focus protection around degrader compounds that are designed to target specific proteins for degradation, as well as methods of treatment and other related methods. Such targets include, for example, IRAK (interleukin-1 receptor-associated kinases) and STAT (signal transducers and activators of transcription). As of December 31, 2024, our target-specific degrader patent families included 23 granted U.S. patents, seven granted foreign patents, and about 617 patent applications filed in U.S., PCT, and foreign jurisdictions, such as Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents resulting from our target-specific degrader patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2045, absent any patent term adjustments or extensions.

IRAK-Specific Patent Families

Our IRAK-specific patent families are wholly owned and include patent families covering degrader compounds that are designed to specifically target IRAK for degradation and patent families covering novel IRAK ligands. As of December 31, 2024, our IRAK-specific patent families included 17 granted U.S. patents, seven granted foreign patents, and about 367 patent applications filed in U.S., PCT, and foreign jurisdictions, such as Australia, Argentina, Brazil, Canada, China, Europe, Eurasia, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents resulting from our IRAK-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

With respect to the KT-474 product candidate, as of December 31, 2024, we own eight granted U.S. patents, nine pending U.S. patent applications, four pending international patent applications, three granted foreign patents and about 183 patent applications filed in foreign jurisdictions, such as Australia, Brazil, Canada, China, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, South Africa, and Taiwan, each with claims directed to compositions of matter covering KT-474 and/or methods of making or using KT-474. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2039 and 2044, absent any patent term adjustments or extensions.

STAT-Specific Patent Families

Our STAT-specific patent families focus on degrader compounds that are designed to specifically target signal transducers and activators of transcription (STAT) for degradation. As of December 31, 2024, our STAT-specific patent families included three granted U.S. patents and about 106 patent applications filed in U.S., PCT, and foreign jurisdictions, such as Australia, Canada, China, Eurasia, Europe, India, Israel, Japan, South Korea, Mexico, and Taiwan. Two of the international patent applications directed to methods of treatment are co-owned with academic collaborators, and the remaining STAT-specific patent families are wholly owned. Any U.S. or foreign patents resulting from our STAT-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

Other Target-Specific Patent Families

As of December 31, 2024, we own three granted U.S. patents and about 132 patent applications filed in U.S., PCT, and foreign jurisdictions, such as Australia, Argentina, Brazil, Canada, China, Europe, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan which focus on degrader compounds designed to specifically target other proteins. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

The term of individual patents may vary based on the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date. In certain cases, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. With regard to a drug for which FDA approval is the first permitted marketing of the active ingredient, the Hatch-Waxman Act allows for extension of the term of one U.S. patent that includes at least one claim covering the composition of matter of an FDA approved drug, an FDA-approved method of treatment using the drug, and/or a method of manufacturing the FDA-approved drug. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent, though the total patent term, including any extension, must not exceed 14 years following FDA approval. A patent can only be extended once, such that, if a single patent is applicable to multiple products, it can only be extended based on one product.

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

Trademarks

We have filed and intend to file applications for trademark registrations in connection with our product candidates and other technologies in various jurisdictions, including the United States and the European Union. All of our European Union trademarks in existence as of December 31, 2020 were automatically cloned onto the United Kingdom register due to “Brexit.”

As of December 31, 2024, our trademark portfolio includes registrations and allowed applications of the KYMERA mark and the KYMERA THERAPEUTICS mark in the United States, Europe, and Canada, all covering Class 5 pharmaceutical and medical preparations and therapeutics and Class 42 pharmaceutical research and development and drug development and discovery services, and registrations, allowed applications, and pending applications in Europe, the United States, and Canada respectively for our K & Design logo mark covering the same goods and services.

We also hold registrations of E3 HUMAN ATLAS and E3 LIGASE WHOLE BODY ATLAS in the European Union and the United Kingdom covering Class 42 pharmaceutical research and development and drug development and discovery services.

Trade Secrets

In addition to patents, we may rely on trade secrets and know-how to develop and maintain our competitive position. Companies typically rely on trade secrets to protect aspects of their business that are not amenable to, or that they do not consider appropriate for, patent protection. We protect trade secrets, if any, and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and partners. These agreements provide that all confidential information developed or made known during the course of an individual or entity’s relationship with us must be kept confidential during and after the relationship. These agreements also generally provide that all relevant inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

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

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA receiving priority review. The FDA does not always meet its PDUFA goal dates for standard or priority review NDAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Even if the FDA approves a product, depending on the specific risk(s) to be addressed, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Other Healthcare Laws

Drug companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. These laws and regulations may limit our relationships with our partners, providers, and third-party payors. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. They also include patient data privacy and security laws and regulations.

It is possible that governmental authorities will conclude that our business practices do not comply with current or future fraud and abuse laws or other healthcare laws and regulations. If our operations or our partners’ operations are found to be in violation of any of such laws or any other governmental regulations that apply, by extension, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. These laws are broadly applicable, and the scope and enforcement of each of these laws is uncertain and subject to rapid change. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Insurance Coverage and Reimbursement

In the United States and markets in other countries, providers and patients generally rely on third-party payors to reimburse associated healthcare costs. Even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors (like Medicare and Medicaid, commercial health insurers and managed care organizations, among others) provide coverage and establish adequate reimbursement levels for the product.

In the United States, principal decisions about reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS. No uniform policy of coverage and reimbursement for drug products exists among all third-party payors, and coverage and reimbursement can differ significantly from payor to payor for the same product.

The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Third-party payors increasingly challenge the prices charged, examine medical necessity, review the cost-effectiveness of medical products and services and impose controls to manage costs. Third-party payors may limit coverage to products on an approved formulary, which might not include all of the approved products for a particular indication.

To secure coverage and reimbursement for any product that obtains approval, a company may need to conduct expensive pharmacoeconomic studies to demonstrate medical necessity and cost-effectiveness. This requires additional expenditure above and beyond the costs required to obtain FDA or other regulatory approvals. Companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Products may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.

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

Current and future healthcare reform legislation

In the United States, there has always been and likely will continue to be proposed and finalized changes to reform the healthcare system, including attempts to broaden the availability of healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare.

A significant example of such a healthcare reform measure is the Affordable Care Act, or ACA, enacted in March 2010. The ACA, among other things, changed coverage and payment policies for products and services under government health care programs, including many provisions that affected how drug products are covered and reimbursed, included various reporting requirements for drug companies, and subjected drug companies to revisions in the calculation and payment of various rebate liability obligations owed to the government under various drug reimbursement programs. It also expanded requirements for drug manufacturers to provide coverage in the form of discounts under the Medicare Part D program.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. This likely includes efforts to challenge, repeal or replace the ACA. Other legislative healthcare reform measures have been enacted since the ACA and include, for example, legislative changes to how drug manufacturers calculate rebates owed under the Medicaid drug rebate program.

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

Most recently, the Inflation Reduction Act of 2022, included several provisions that may impact our business to varying degrees. This includes reducing the annual out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025; imposing new manufacturer financial liability on many drugs reimbursed under Medicare Part D; and allowing the U.S. government to negotiate Medicare pricing for certain high-cost drugs and biologics without generic or biosimilar competition. The IRA also requires drug companies to pay rebates to Medicare for drug prices that increase faster than inflation. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

•
Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and designated orphan medicinal products. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
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

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. In the EU, a medicinal product may be designated as orphan if: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same therapeutic indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate, or

SPC, can be granted on the basis of pediatric studies for orphan indications. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a marketing authorization may be granted to a similar product for the same therapeutic indication as an authorized orphan product at any time if (i) the second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

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

The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “Clinical Trials Information System” or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by coordinated assessment by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) following review by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State. However, overall related timelines are defined by the Clinical Trials Regulation.

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020.

As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). A new framework named the Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. The MHRA is now responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland) and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K.. However, although a separate authorization is now required to market medicinal products in the U.K., under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a U.K. marketing authorization.

Employees and Human Capital

As of December 31, 2024, we had 188 full-time employees, of which 98 have M.D. or Ph.D. degrees. Within our workforce, 146 employees are engaged in research and development and 42 are engaged in business development, finance, legal, and general management and administration. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. We continually evaluate the business need and opportunity and balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. To attract qualified applicants, the Company offers a comprehensive benefits package consisting of base salary and cash target bonus, medical and other benefits and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

We support our employees’ further development with individualized development plans, mentoring, coaching, group training, conference attendance and financial support including tuition reimbursement.

Facilities

Our corporate headquarters are located in Watertown, Massachusetts, where we lease and occupy approximately 100,624 square feet of office and laboratory space. This lease has an initial term of 134 months, and we have two consecutive options to extend the term of the lease for five years each at then-market rates. Additionally, we lease 34,522 square feet of office and laboratory space in Watertown that we are not currently occupying. The current term of this lease expires March 31, 2030, with an option to extend the term five additional years with 12 months’ notice with rent set at an agreed upon market rate. We intend to sublease and are actively marketing the additional space to third parties.

Our new facility is expected to be sufficient to meet our current needs. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Our Corporate Information

We were incorporated under the laws of Delaware in September 2015 under the name Project HSC, Inc. We are the successor in interest to Kymera Therapeutics, LLC, a limited liability company formed under the laws of the State of Delaware on May 25, 2017, and the former holder of all of our outstanding shares of common stock. Our principal executive offices are located at 500 North Beacon Street, 4th Floor, Watertown, MA 02472 and our telephone number is (857) 285-5300. Our website address is www.kymeratx.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical stage company and that may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

Since our formation in 2015 and our initial funding in 2016, our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our drug discovery technology, developing our pipeline, building our intellectual property portfolio, undertaking preclinical studies and conducting Phase 1 clinical trials of our product candidates. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current product candidates. Any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as developments relating to macroeconomic conditions. We will need to transition from a company with a research and development focus to a company capable of supporting late-stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have incurred significant operating losses. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors, collaborators in private equity financings, upfront payments under our collaborations and sales of our common stock in our initial public offering (IPO) and multiple public and private offerings of common stock and our at-the market sales program. As of December 31, 2024, our cash and cash equivalents and marketable securities were $850.9 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $754.6 million as of December 31, 2024. For the years ended December 31, 2024, 2023 and 2022, we reported net losses of $223.9 million, $147.0 million, $154.8 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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
•
expand and improve the capabilities of our drug discovery platform;
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

The development of pharmaceutical drugs is capital-intensive. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that we exercise our opt-in rights with collaborators or that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, and may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

As of December 31, 2024, we had approximately $850.9 million of cash and cash equivalents and investments, which we expect will be sufficient to fund our operations into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

As a public company, we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. For example, the Exchange Act requires, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. These reporting requirements continue to evolve, which has created uncertainty for public companies like us and accommodating these evolving standards may require increased legal and financial compliance costs and make some activities more time-consuming and costly. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. It may be more difficult and more expensive for us to obtain director and officer liability insurance in the future and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash, cash equivalents and marketable securities may be threatened, which could have a material adverse effect on our business and financial condition.

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Preclinical and Clinical Development

We are very early in our development efforts and our IRAK4 and STAT6 programs are in early clinical development. If we are unable to advance them through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

Our approach to the discovery and development of product candidates is novel and unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.

We utilize a method known as targeted protein degradation, or TPD, to discover and develop product candidates. Our future success depends on the successful development of this novel therapeutic approach. No product candidate using a heterobifunctional degrader has been approved in the United States or Europe, and the data underlying the feasibility of developing such therapeutic products is both preliminary and limited. In addition, we have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully achieve TPD with a therapeutic result requires the successful development of heterobifunctional molecules that were intentionally designed with a rational drug development process and developing those molecules with the right combination of protein targets and E3 ligases. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover degraders by matching the right target with the ideal E3 ligase and the right linker in a timely manner, or at all. All of our product candidates are in preclinical or early clinical development. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our expertise in TPD will result in the development and marketing approval of any products. Any development problems we experience in the future related to any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies and clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

We may not be successful in our efforts to identify or discover additional product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

A key element of our strategy is to apply our expertise in TPD, and product pipeline to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating oncology, inflammation, immunology or genetic diseases. Our research programs may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our immunology portfolio, consisting of our STAT6, TYK2 and IRAK4 programs, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases. In some instances, we may decide to discontinue our investment in programs. For example, in November 2023, we announced the decision to discontinue the development of our KT-413 (IRAKIMID) and in October 2024, we announced the decision to discontinue the development of our KT-333 (STAT3) and KT-253 (MDM2) programs in order to focus resources to support our growing immunology pipeline. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We depend heavily on the successful development of our lead programs. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

We currently have no product candidates approved for sale and may never be able to develop marketable product candidates. Our business depends heavily on the successful development, regulatory approval and commercialization of our current or future product candidates. The preclinical studies and clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities, including in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. For example, the preclinical and manufacturing data we submit to obtain authorization to proceed into human clinical trials may not be accepted initially or at all by a government authority, which could result in a clinical hold on a product candidate. Clinical holds can delay clinical trial initiation and, even if successfully resolved, could occur at any time during clinical development as new data or information emerges. The drug development process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Commission following scientific evaluation by the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of a New Drug Application, or an NDA, from the FDA, in the European Union, or EU, until we receive approval of a marketing authorization application, or an MAA, from the European Commission, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

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

There may be delays in trial initiation, including due to clinical holds or site activation delays, and we may not be able to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Moreover, some of our competitors have ongoing clinical trials for current or future product candidates that treat the same patient populations as our current or future product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ current or future product candidates.

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
•
the proximity and availability of clinical trial sites for prospective patients; and
•
factors we may not be able to control, such as potential pandemics that may limit subjects, principal investigators or staff or clinical site availability.

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. There can be no assurance that the final topline data from our trials will be consistent with such results or otherwise viewed as positive. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete, including data from of our clinical trials, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their diseases. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the ongoing clinical trials of KT-474 and KT-621, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-474, KT-621 and KT-295, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-295, we do not know whether either of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies, (i) KT-621 demonstrated full inhibition of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that was superior to dupilumab, and equivalent or superior activity to dupilumab, and (ii) KT-295 demonstrated picomolar to nanomolar potencies across all relevant human cell types evaluated. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Additionally, our planned or future clinical trials may utilize an “open-label” trial design, such as the open-label patient portion of our completed Phase 1 clinical trial of KT-474. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial, including our completed Phase 1 trial of KT-474, may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

The precise incidence and prevalence for the indications being pursued by our current and future product candidates are currently unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. We are developing KT-474 for the treatment of a broad set of immunology-inflammation diseases, such as HS, an inflammatory skin disease, AD, and rheumatoid arthritis. We are developing KT-621 for a broad set of immunology indications, with potential indications to include AD, asthma, COPD, CRSwNP, EoE, PN and others. We are developing KT-295 for immunology indications, with such potential indications to include inflammatory bowel disease, or IBD, psoriasis, or PsO, psoriatic arthritis, or PsA, lupus and others. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, their proven safety and efficacy, the diagnosis criteria included in the final label for each, whether our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients for our product candidates in the United States and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

A pandemic, epidemic, or outbreak of an infectious disease may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Infectious diseases may also affect research activities and employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials. In addition, the patient populations that our lead and other core product candidates target may be particularly susceptible to infectious diseases or its variants, which may make it more difficult for us to identify patients able to enroll in our clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact that any future infectious disease spread has to patient enrollment or treatment, or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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
•
the potential negative affect on the operations of our third-party manufacturers and the supply chain for our product candidates.;
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

These side effects could arise due to off-target activity, allergic reactions in trial subjects, or unwanted on-target effects in the body. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our current or future product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

We or our collaborators may seek approval of KT-474, KT-621, KT-295, or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We or our collaborators may seek accelerated approval of KT-474, KT-621, KT-295, or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

We may seek Orphan Drug Designation for certain of our current or future product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for certain indications of our other current or future product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

The criteria for orphan designation in the European Union are similar in principle to the U.S. - see the section of this Annual Report on Form 10-K titled “Government Regulation of Drugs Outside of the United States” for additional information. In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Foreign sales of our current or future product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries).

We may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe and other geographies. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See the section of this Annual Report on Form 10-K entitled, “Business – Government Regulation – Other Healthcare Laws” and the section of this report entitled, “Business – Government Regulation – Current and Future Healthcare Reform Legislation” for more information.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States.

Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

There can be no assurance that our product candidates, even if they are approved for sale in the United States or in other countries, will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See the section of this report entitled, “Business – Government Regulation – Current & Future Healthcare Reform Legislation” for more information.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Our relationships with customers, health care providers, physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished future profits and earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. See the section of this Annual Report on Form 10-K titled “Business - Government Regulation - Other Regulatory Matters - Other Healthcare Laws” for additional information.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States and the Bribery Act 2010 in the U.K.. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Companies developing small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., and Foghorn Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. In particular, several pharmaceutical companies have announced partnerships around programs targeting STAT6, including Sanofi, Johnson & Johnson and Gilead Sciences, Inc. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, STAT6 and TYK2 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

We anticipate that we will need to increase our insurance coverage when we begin later stage clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain product liability insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract laboratories, contract manufacturing organizations and strategic partners to help conduct or otherwise support our preclinical studies and clinical trials for our current product candidates, and we expect to rely on such third parties for our future product candidates. We do not have the ability to independently conduct clinical trials. We rely heavily on external parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

Although we designed the Phase 1 trials of KT-474 and KT-621 and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues; and
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us, fail to comply with regulatory requirements, or if they need to be replaced, any clinical trials such CROs are associated with may be extended, delayed or terminated, the development, marketing approval and commercialization of our current or future product candidates may be delayed, we may not be able to obtain marketing approval and commercialize our current or future product candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our current or future product candidates. As a result, we believe that our financial results and the commercial prospects for our current or future product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

The third parties upon whom we rely for the supply of the API, drug product, and starting materials used in our product candidates are limited in number, and the loss of any of these suppliers could significantly harm our business.

The drug substance and drug product in our product candidates are supplied to us from a small number of suppliers, and in some cases sole source suppliers. We rely on and expect to continue to rely on our suppliers to develop our current or future product candidates, and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand. We do not currently have arrangements in place for a second-source supply of all drug product or drug substance. Any delays in the delivery of our drug substance, drug product or starting materials could have an adverse effect and potentially harm our business. For example, in February 2020, one of our vendors for API starting materials based in Wuhan, China ceased its operations for several weeks due to the COVID-19 pandemic, which caused a minor delay in the delivery of API starting materials to a separate vendor who manufactures API.

Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally and in some instances we or our collaborators or other third parties on which we rely on depend on China-based suppliers or services providers for certain raw materials, products and services and other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to developments between the United States and China, including as a results of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted.

Recently, there has been legislation proposed that, if enacted, could negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Though we do not currently receive U.S. government funding, we are currently evaluating steps to mitigate any potential impact of any future stricter legislation towards foreign entities providing services to U.S. based companies. Depending on the terms of the final legislation enacted, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts For all of our current or future product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and drug substance prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source and dual source suppliers will be able to meet our demand for their products. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance.

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

Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary TPD expertise, our, STAT6, TYK2 and IRAK4 programs, which are our most advanced development programs, as well as our proprietary compound library, and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We own patent applications and patents related to our TPD technology and our novel bifunctional degrader compounds, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related methods.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation.

The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our TPD expertise and our current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We may not be able to pursue patent coverage of our current or future product candidates, our TPD expertise, or other technologies in all countries. Filing, prosecuting and defending patents on current or future product candidates, our TPD expertise, and other technologies in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from infringing on our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of any patents we may own or in-license or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce any rights we may have in our patent applications or any patents we may own or in-license in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put any patents we may own or in-license at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We are dependent on patents, know-how and proprietary technology, both our own and in-licensed from Sanofi and other collaborators. Our commercial success depends upon our ability to develop, manufacture, market and sell our current or future product candidates and use our and our licensors’ proprietary technologies without infringing the proprietary rights of third parties. Sanofi and other collaborators may have the right to terminate their respective license agreements in full in the event that we materially breach or default in the performance of any of the obligations under such license agreements. Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, our TPD expertise, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

The intellectual property landscape relevant to our product candidates and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates, our TPD expertise, and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. For example, many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, our TPD expertise, or other technologies, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, or from using our proprietary technologies, including our TPD expertise, unless the third-party licenses its product rights to us, which it is not required to do on commercially reasonable terms or at all;
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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates or TPD expertise may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000, and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. As mentioned above, patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our current or future product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future product candidates or the use of our current or future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our current or future product candidates. We may incorrectly determine that our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our current or future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current or future product candidates.

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

As of December 31, 2024, we had 188 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert management’s time and financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We intend to sublease our former space in Watertown, Massachusetts for occupancy now that we have moved to our new facility. If we are unable to sublease our space on favorable terms or if our subtenants are unable to meet their obligations under any sublease, we may be responsible for unexpected costs, which could impact our financial performance.

We currently lease 34,522 square feet of research and development and office space in Watertown, Massachusetts, which lease expires on March 31, 2030. In December 2021, we entered into a lease for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which we began occupying in February 2024. We intend to sublease our original space and are actively marketing the space to third parties. In the event that we are unable to sublease our original space on favorable terms, or at all, or if we are able to sublease our space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we could incur unanticipated payment obligations or further impairment.

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

We may be unable to adequately protect our information systems from cyberattacks, security incidents, or compromises, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack, security incident, or compromise could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

We and certain of our service providers have experienced and may in the future experience cyberattacks. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

We, our collaborators and our service providers may be subject to a variety of privacy and data protection laws, regulations and contractual obligations, which may require us to incur substantial compliance costs, and any failure or perceived failure by us to comply with them could expose us to fines or other penalties and otherwise harm our business and operations.

We may be subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of sensitive information and personally-identifying information, which among other things, imposes certain requirements relating to the privacy, security and transmission of certain individually identifiable information. In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and security of personal information. These laws continue to change and evolve and are increasing in breadth and impact.

For example, with respect to the collection and processing of personal data relating to the European Union (“EU”), European Economic Area (“EEA”) and United Kingdom (“UK”), we are subject to the EU General Data Protection Regulation (EU GDPR), the UK General Data Protection Regulation (UK GDPR), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of our establishments in the UK and any EEA Member State. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the UK International Data Transfer Agreement or Addendum (UK IDTA)) have been put in place, and transfer impact assessments conducted. Any inability to transfer personal data from the UK or EEA to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. Following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK has introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission allowing the free flow of personal data from the UK to the EEA, which may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and could require us to implement different compliance measures for the UK and EEA. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Complying with these European data protection laws may impose significant costs or otherwise require us to divert resources or implement changes to our business processes, and any actual or perceived non-compliance could result in significant penalties, claims and reputational damage.

In the United States, several layers of federal and state data protection laws and regulations may apply to our business, including HIPAA, the Federal Trade Commission (“FTC”) Act and state consumer privacy and health data privacy laws. For example, the California Consumer Privacy Act (“CCPA”) is a comprehensive privacy law that creates individual privacy rights and increased privacy and security obligations on businesses handling the personal data of California residents. The CCPA requires covered businesses to provide certain disclosures to consumers about data collection, use and sharing practices, to allow California residents to opt out of certain sales and disclosures of personal information, and to opt out of certain uses of sensitive personal information, including health information. The law also created a regulatory agency in California, and that agency’s finalized and proposed regulations are continuing to change the standard of privacy protection we may be required to meet. Numerous other states have passed similar consumer privacy laws that are or will be implemented and enforced by various state regulators. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements.

In addition, federal and state legislators and regulators are imposing new and heightened protections for health and other sensitive information that could impact our business. For example, the Federal Trade Commission (“FTC”) has imposed stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, and has expanded the application of its Health Breach Notification Rule. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern. Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.

Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

In our ongoing efforts to innovate and develop product candidates, we have integrated artificial intelligence (“AI”) and machine learning into virtual screening, hit validation and optimization technologies. While AI and machine learning presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI and machine learning can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time. In addition, the European Union recently passed the Artificial Intelligence Act, whose regulations will be developed over the coming year and, in the U.S., the recent Executive Order concerning artificial intelligence may result in extensive new federal rule-making. We are committed to implementing governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the potential for significant changes in U.S policies or regulatory environment given the new administration, military conflict, including the ongoing conflicts between Russia and Ukraine, and in the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

As of December 31, 2024, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of December 31, 2024, approximately 15,159,753 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 10,197,394 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Pursuant to our prior sales agreement, or Cowen Sales Agreement, with Cowen and Company, LLC, or Cowen, we had the ability to offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in “at-the-market” offerings, subject to the limitations thereof. As of December 31, 2024, approximately $50 million worth of common stock had been sold under the Cowen Sales Agreement. From October 1, 2021 through December 31, 2024, we sold 1,519,453 shares of common stock through the Cowen Sales Agreement.

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

The rules dealing with U.S. federal, state and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, the U.S. Treasury Department and other taxing authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made and changes are likely to continue to occur in the future.

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

As of December 31, 2024, we had federal and state net operating loss carryforwards of $221.3 million and $238.3 million, respectively, which begin to expire in various amounts in 2037 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, which are not subject to expiration but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020). As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $33.1 million and $12.0 million, respectively, which begin to expire in 2032. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest ownership percentage of such stockholders or groups of stockholders within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize NOLs or credit. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk Factors-Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them

Item 1B. Unresolved Staff Comments.

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

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, we could, from time to time, experience threats and communicate security incidents relating to our and our third-party vendors’ information systems. For more information, please see Item 1A- Risk Factors.

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

The head of information technology and the CSSC have primary responsibility for assessing and managing our cybersecurity program. The head of information technology, who reports to the Chief Financial Officer, has more than 25 years of experience in building and leading information technology and security teams.

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

Item 2. Properties.

We currently occupy approximately 100,624 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in March 2035. We have two options to extend the lease term, each for five additional years at then-market rates. Additionally, we currently lease approximately 34,522 rentable square feet of extra office and laboratory space in Watertown, Massachusetts under a lease that expires in March 2030 that we are not currently occupying. We intend to sublease and are actively marketing the original space to third parties. We believe that our office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed on commercially reasonable terms.

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

Stock Performance Graph

The following graph shows a comparison from August 21, 2020, the first date that shares of our common stock were publicly traded, through December 31, 2024, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

Comparison of 53 Month Cumulative Total Return*

Among Kymera Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

$200
$175
$150
$125
$100
$75
$50
$25
$0
8/21/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
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

Holders of Our Common Stock

As of February 21, 2025, there were approximately 18 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to reinventing the treatment of human disease through the development of innovative, highly differentiated medicines that address significant health problems and that meaningfully improve patients’ lives. We are committed to advancing novel technologies to address targets that have known disease-causing biology, but which have not been drugged, or have been inadequately drugged, often based on limitations of existing technologies. Our approach is intended to discover and develop a new generation of medicines in a disease-agnostic manner.

We are a leader in targeted protein degradation, or TPD, a next-generation small molecule therapeutic modality that engages the body’s natural cellular recycling system to selectively eliminate disease-causing proteins. Our objective is to develop molecules that are both potent and highly selective, creating the potential for our medicines to uniquely address diseases that are poorly served by current treatment options. To date, we have progressed five programs into clinical development and expect to advance at least one new molecular entity into clinical testing annually. We intend to leverage our drug development expertise to become a fully integrated biopharmaceutical company with an industry-leading pipeline of novel medicines.

Our current focus is primarily directed at high-value targets in immunology. We believe there are more than 160 million patients in the United States, Europe and Japan that are diagnosed with some of the most prevalent immune-inflammatory diseases that our programs are designed to address, nearly half of whom remain untreated. Of those treated, most patients are treated with therapies that do not treat the underlying diseases but mostly their symptoms. As a result, only a small percentage of patients, which we believe to be approximately 3% of the diagnosed population with severe inflammatory diseases, are currently treated with systemic advanced therapies, mostly injectable biologics. While generally efficacious, biologics have drawbacks. Biologics tend to be more expensive to manufacture, and the cost is typically passed on to patients and payors. Patient access to therapy can also be a challenge, as biologics are more complex to prescribe and reimburse than small molecule medicines. Additionally, biologics are administered as injections, a less preferred route of administration for patients as compared to oral medications, which offer greater flexibility for patients. We believe we have the potential to deliver a compelling value proposition to a significant underserved patient population: small molecule medicines with biologics-like activity through the convenience of oral administration of a pill.

Our publicly disclosed immunology programs target STAT6, TYK2 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, which is currently being evaluated in a Phase 1 clinical trial in healthy volunteers. Our lead molecule in our TYK2 program is KT-295, which we anticipate will enter the clinic in the second quarter of 2025. We are collaborating with Sanofi S.A., or Sanofi, on the development of drug candidates targeting IRAK4, including KT-474/SAR444656, outside of oncology and immuno-oncology fields. Sanofi has initiated two Phase 2b clinical trials of KT-474 in patients with hidradenitis suppurativa (HS) and in patients with atopic dermatitis (AD). Our pipeline focuses on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

In addition to our immunology focus, we also have research initiatives in other therapeutic areas. Additionally, we believe many of our key discovery and development capabilities have broad applicability, creating an opportunity for us to develop impactful therapeutics leveraging small-molecule modalities in addition to TPD.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $1.71 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our subsequent follow-on offerings and private placement offering, our prior sales agreement with Cowen and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $223.9 million, $147.0 million and $154.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, as of December 31, 2024 and 2023, we had an accumulated deficit of $754.6 million and $530.8 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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
•
expand and improve the capabilities of our drug discovery platform;
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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $850.9 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into mid 2027, which will enable us to execute on multiple data readouts across our programs. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” below.

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

We have an exclusive option, or Opt-In Right, exercisable on a collaboration-target-by-collaboration-target basis that will include the right to (i) to fund 50% of the United States development costs for collaboration products directed against such target in the applicable field of use and (ii) share equally in the net profits and net losses of commercializing collaboration products directed against such target in the applicable field of use in the United States. In addition, if we exercise the Opt-In Right, Sanofi will grant us an exclusive option, applicable to each collaboration target, which upon exercise will allow us to conduct certain co-promotion activities in the field in the United States.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion, and commercial milestone payments of up to $700.0 million, in the aggregate. Of these milestones, we remain eligible to receive up to $1.0 billion in development milestones upon the achievement of certain developmental or regulatory events, and up to $400.0 million in commercial milestones which are payable upon the achievement of certain net sales thresholds, all of which are related to the IRAK4 program. We will further be eligible to receive tiered royalties on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of December 31, 2024, we have achieved $55.0 million of milestones under the Sanofi Agreement related to certain IRAK4 clinical milestones.

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
•
costs incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct clinical trials and preclinical activities on our behalf;
•
contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance and product for our preclinical research and development programs, nonclinical studies, clinical trials and other scientific development services;
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
•
our ability to maintain our current development programs and to establish new ones;
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

Results of Operations

Comparison of years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year ended December 31,		Change
	2024	2023
	(in thousands)
Collaboration Revenue	$47,072	$78,592	$(31,520)
Operating expenses:
Research and development	240,248	189,081	51,167
General and administrative	63,534	55,041	8,493
Impairment of long-lived assets	4,925	—	4,925
Total operating expenses	308,707	244,122	64,585
Loss from operations	(261,635)	(165,530)	(96,105)
Other income, net	37,777	18,568	19,209
Net loss	$(223,858)	$(146,962)	$(76,896)

Collaboration revenue

We recognize revenue under each of our collaboration agreements based on our pattern of performance related to the respective identified performance obligation, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $47.1 million for the year ended December 31, 2024, the entirety of which was attributable to our collaboration agreement with Sanofi. Collaboration revenues were $78.6 million for the year ended December 31, 2023, of which $8.4 million and $70.2 million were attributable to our collaboration agreements with Vertex and Sanofi, respectively. The decrease in revenue is primarily attributable to the achievement of $55 million in milestones under the Sanofi agreement in the fourth quarter of 2023 and the associated cumulative catch-up of revenue at that time.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not separately included in the table below prior to the year they are disclosed):

	Year ended December 31,		Change
	2024	2023
	(in thousands)
External research and development costs:
STAT6	$39,805	$—	$39,805
TYK2	18,292	—	18,292
IRAK4	7,065	13,762	(6,697)
MDM2	8,516	8,170	346
STAT3	7,199	11,490	(4,291)
Other	43,909	61,278	(17,369)
Research and development compensation and related personnel expense	75,975	65,039	10,936
Research and development overhead and administrative costs	39,487	29,342	10,145
Total research and development expenses	$240,248	$189,081	$51,167

Research and development expenses were $240.2 million for the year ended December 31, 2024, compared to $189.1 million for the year ended December 31, 2023. The increase of $51.2 million was primarily due to an increase of $58.4 million in costs related to our STAT6, TYK2 and MDM2 programs, as well as an increase of $21.1 million in personnel, stock-based compensation and occupancy costs due to increases in employee headcount in our research and development functions. These increases were partially offset by a $10.9 million reduction in activities related to our IRAK4 and STAT3 programs and a $17.4 million reduction in our other research and development costs due to stage progression and breakout of STAT6 and TYK2 programs.

General and administrative expenses

General and administrative expenses were $63.5 million for the year ended December 31, 2024, compared to $55.0 million for the year ended December 31, 2023. The $8.5 million increase was primarily due to a $7.0 million increase in personnel, stock-based compensation and occupancy costs due to increases in employee headcount in the general and administrative functions, and a $1.5 million increase in legal and professional services expenses to support our operations as a public company.

Impairment of long-lived assets

Impairment of long-lived assets was $4.9 million for the year ended December 31, 2024, compared to $0 for year ended December 31, 2023. The increase of $4.9 million was as a result of the occupancy of the 2021 Lease facility in February of 2024 and the corresponding exit of the 2019 Lease facility, resulting in an impairment charge of $4.9 million in the year ended December 31, 2024.

Other Income, Net

Other income, net was $37.8 million for the year ended December 31, 2024, compared to $18.6 million for the year ended December 31, 2023. The $19.2 million increase was primarily due to the increase in our investments balance as a result of 2024 financing activities as well as prevailing interest rates in the respective periods.

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

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not separately included in the table below prior to the year they are disclosed):

	Year ended December 31,		Change
	2023	2022
	(in thousands)
External research and development costs:
IRAK4	$13,762	$17,850	$(4,088)
STAT3	11,490	8,332	3,158
MDM2	8,170	11,823	(3,653)
Other	61,278	51,388	9,890
Research and development compensation and related personnel expense	65,039	55,751	9,288
Research and development overhead and administrative costs	29,342	19,104	10,238
Total research and development expenses	$189,081	$164,248	$24,833

Research and development expenses were $189.1 million for the year ended December 31, 2023, compared to $164.2 million for the year ended December 31, 2022. The increase of $24.8 million was primarily due to an increase of $19.5 million in personnel, stock-based compensation and occupancy costs due to increases in employee headcount in the research and development functions, a $9.9 million increase in other research and development expenses primarily associated with increased work on preclinical programs, as well as a $3.2 million increase in expenses on our STAT3 program due to the expenses associated with the Phase-1 clinical trial. These increases were primarily offset by a $7.7 million reduction in direct expenses related to our activities for our IRAK4 and MDM2 programs due to changes in the stage of development of these respective programs.

General and administrative expenses

General and administrative expenses were $55.0 million for the year ended December 31, 2023, compared to $43.8 million for the year ended December 31, 2022. The $11.2 million increase was primarily due to a $8.8 million increase in personnel, stock-based compensation and occupancy costs due to increases in employee headcount in the general and administrative functions, and a $2.4 million increase in legal and professional services expenses to support our operations as a public company.

Other Income, Net

Other income, net was $18.6 million for the year ended December 31, 2023, compared to $6.4 million for the year ended December 31, 2022. The $12.2 million increase was primarily due to the prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $1.71 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our follow-on offerings and private placement offering, our prior sales agreement with Cowen, and through our corporate collaborations. As of December 31, 2024, we had cash and cash equivalents and marketable securities of $850.9 million.

In October 2021, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. As of December 31, 2024, we have sold 1,519,453 shares of common stock under the Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Jefferies Sales Agreement. As of December 31, 2024, we have not sold any shares of common stock under the Jefferies Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash used in operating activities	$(194,501)	$(102,826)	$(153,085)
Cash provided by (used in) investing activities	(404,077)	139,886	20,519
Cash provided by financing activities	608,851	4,192	152,999
Net increase in cash, cash equivalents and restricted cash	$10,273	$41,252	$20,433

Cash Flow used in Operating Activities

During the year ended December 31, 2024, operating activities used $194.5 million of cash, primarily resulting from our net loss of $223.9 million during the period and a $41.1 million decrease in deferred revenue under our collaboration agreements. These were partially offset by a $17.2 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses, operating lease liabilities as well as adjustments for non-cash items of $53.3 million (primarily consisting of stock-based compensation, lease impairment charge, depreciation & amortization and premiums & discounts on available-sale-securities).

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

Cash Flow provided by (used in) Investing Activities

During the year ended December 31, 2024, cash used in investing activities was $404.1 million comprised of purchases of marketable securities of $901.2 million and purchases of property and equipment of $12.8 million partially offset by maturities of marketable securities of $509.9 million.

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

Cash Flow from Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $608.9 million, consisting of $547.9 million in proceeds from issuance of common stock and accompanying pre-funded warrants, net of offering costs, $48.7 million in proceeds from the issuance of common stock through the Cowen Sales Agreement, net of issuance costs, $11.8 million in proceeds from the exercise of employee stock options, $2.0 million from proceeds from the employee stock purchase plan, partially offset by finance lease payments of $1.6 million.

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

We believe the existing cash, cash equivalents and marketable securities of $850.9 million as of December 31, 2024, will be sufficient to fund our operations into mid 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

Lease Commitments

Our lease commitments reflect payments due for our two lease agreements for laboratory and office space in Watertown, Massachusetts that expire in March of 2030 and 2035, respectively. As of December 31, 2024, our contractual commitments for our leases were $124.9 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Annual Report on Form 10-K.

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

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2024, we had no significant liabilities denominated in foreign currencies.

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

The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. Tariffs on certain foreign origin goods continue to put pressure on input costs. If we become unable to recover a substantial portion of any increased tariff related costs from our customers, suppliers, collaborators or other third parties, the imposition of the new or increased international tariffs could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor international trade policy and will make adjustments where possible to mitigate the impact on our costs.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kymera Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Collaboration Arrangement
Description of the Matter

As discussed in Note 5 to the consolidated financial statements, the Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet. For the year ended December 31, 2024, the Company has recognized $47.1 million in collaboration revenue.

Auditing the Company's accounting for revenues from collaboration arrangement was complex and required significant judgments primarily in evaluating estimates of the total expected costs under the input method for revenue recognized over time. Auditing the progress toward completion of the collaboration arrangement was especially challenging because it involves subjective management assumptions used in estimating the remaining research and development costs necessary to satisfy the performance obligation. The calculation of the total remaining estimated research and development cost includes forecasted costs associated with internal employee efforts, materials costs, and third-party contract costs. The recognition of revenue pursuant to collaboration arrangements is subject to these judgments made and estimates developed by management and is sensitive to changes in these assumptions.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s process for developing the estimate, including controls to assess the completeness and accuracy of the data that supports management’s estimates.

To test the Company’s collaboration revenue, we performed audit procedures that included, among others, reading the collaboration arrangement and testing the accuracy and completeness of the underlying data used in evaluating the estimates and significant judgments described above. To assess the reasonableness of the Company's significant estimates and judgments, we compared cost estimates to costs previously incurred for similar activities, evaluated the remaining estimated level of effort required to complete the services, and inspected evidence of actual costs incurred. We also discussed the basis for key assumptions with the Company's research and development personnel, who oversee the completion of the collaboration arrangement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 27, 2025

KYMERA THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$120,256	$109,966
Marketable securities (Note 4)	368,488	264,915
Accounts receivable	—	15,000
Contract assets	947	3,762
Prepaid expenses and other current assets	20,577	11,674
Total current assets	$510,268	$405,317
Marketable securities, non-current (Note 4)	362,159	61,434
Property and equipment, net (Note 6)	50,457	48,134
Right-of-use assets, operating leases	47,407	52,945
Other non-current assets	1,950	2,118
Restricted cash	5,794	5,811
Total assets	$978,035	$575,759
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,989	$7,075
Accrued expenses (Note 8)	34,867	33,864
Deferred revenue	13,576	37,883
Operating lease liabilities	11,594	5,068
Finance lease liabilities	1,518	1,277
Other current liabilities	223	524
Total current liabilities	$67,767	$85,691
Non-current liabilities
Deferred revenue, net of current portion	—	16,768
Operating lease liabilities, net of current portion	72,423	77,028
Finance lease liabilities, net of current portion	2,226	1,301
Other non-current liabilities	—	—
Total liabilities	$142,416	$180,788
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2024 and 2023, 64,890,193 and 55,585,305 shares issued and outstanding at December 31, 2024 and 2023, respectively;	7	6
Additional paid-in capital	1,591,707	926,269
Accumulated deficit	(754,610)	(530,752)
Accumulated other comprehensive loss	(1,485)	(552)
Total stockholders’ equity	835,619	394,971
Total liabilities and stockholders’ equity	$978,035	$575,759

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Statement of Operations:
Collaboration revenue	$47,072	$78,592	$46,826
Operating expenses:
Research and development	$240,248	$189,081	$164,248
General and administrative	63,534	55,041	43,834
Impairment of long-lived assets	4,925	—	—
Total operating expenses	308,707	244,122	208,082
Loss from operations	(261,635)	(165,530)	(161,256)
Other income (expense):
Interest and other income	38,026	18,764	6,624
Interest and other expense	(249)	(196)	(176)
Total other income	37,777	18,568	6,448
Net loss	$(223,858)	$(146,962)	$(154,808)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(933)	4,397	(4,289)
Total comprehensive loss	$(224,791)	$(142,565)	$(159,097)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(223,858)	$(146,962)	$(154,808)
Net loss attributable to common stockholders	$(223,858)	$(146,962)	$(154,808)
Net loss per share attributable to common stockholders, basic and diluted	$(2.98)	$(2.52)	$(2.87)
Weighted average common stocks outstanding, basic and diluted	75,043,991	58,365,499	53,933,229

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31 2024, 2023 and 2022

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity

Balance at December 31, 2021	51,536,181	$5	$689,275	$(228,982)	$(660)	459,638
Issuance of Common Stock and accompanying pre-funded warrants at Private Placement, net of issuance cost of $174	2,769,228	1	149,825	—	—	149,826
Exercise of stock options	601,594	—	3,154	—	—	3,154
Vesting restricted stock	36,866	—		—	—	—
Issuance of shares under ESPP	95,511	—	1,150	—	—	1,150
Stock-based compensation expense	—	—	35,480	—	—	35,480
Unrealized loss on marketable securities	—	—	—	—	(4,289)	(4,289)
Net Loss	—	—	—	(154,808)	—	(154,808)
Balance at December 31, 2022	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151
Exercise of Stock Options	441,759	—	2,860	—	—	2,860
Vesting Restricted Stock	39,511	—	—	—	—	—
Issuance of shares under ESPP	64,655	—	1,407	—	—	1,407
Stock-based compensation expense	—	—	43,118	—	—	43,118
Unrealized gain on marketable securities	—	—	—	—	4,397	4,397
Net Loss	—	—	—	(146,962)	—	(146,962)
Balance at December 31, 2023	55,585,305	$6	$926,269	$(530,752)	$(552)	$394,971
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14,877	3,884,158	—	301,373	—	—	301,373
Issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1,249	1,519,453	—	48,740	—	—	48,740
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12,237	2,830,533	1	246,505	—	—	246,506
Exercise of Stock Options	799,117	—	11,790	—	—	11,790
Vesting Restricted Stock	174,463		—	—	—	—
Issuance of shares under ESPP	97,164	—	2,018	—	—	2,018
Stock-based compensation expense	—	—	55,012	—	—	55,012
Unrealized loss on marketable securities	—	—	—	—	(933)	(933)
Net Loss	—	—	—	(223,858)	—	(223,858)
Balance at December 31, 2024	64,890,193	$7	$1,591,707	$(754,610)	$(1,485)	$835,619

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(223,858)	$(146,962)	$(154,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	55,012	43,118	35,480
Lease impairment charge	4,925	—	—
Depreciation and amortization	7,373	3,565	2,977
Premiums and discounts on available for sale marketable securities	(13,983)	(5,229)	889
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,903)	(1,961)	(992)
Accounts receivable	15,000	(15,000)	—
Contract asset	2,815	(1,226)	(2,401)
Accounts payable	(307)	2,038	253
Accrued expenses and other current liabilities	4,180	3,180	4,519
Deferred revenue	(41,075)	(8,609)	(37,774)
Operating lease right-of-use assets	2,541	4,797	517
Operating lease liabilities	1,921	18,582	(1,004)
Other non-current assets	168	909	(998)
Other non-current liabilities	(310)	(28)	257
Net cash used in operating activities	$(194,501)	$(102,826)	$(153,085)
Investing activities
Purchase of property and equipment, net	(12,838)	(34,480)	(2,836)
Purchase of marketable securities	(901,226)	(189,151)	(445,972)
Maturities of marketable securities	509,987	363,517	469,327
Net cash provided by (used in) investing activities	$(404,077)	$139,886	$20,519
Financing activities
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14.9 million	301,373	—	—
Proceeds from issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	48,740	—	—
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12.2 million	246,506	—	—
Proceeds from 2022 issuance of common stock and accompanying pre-funded warrants from private placement, net of issuance costs of $0.2 million	—	—	149,825
Proceeds from stock option exercises	11,790	2,860	3,154
Proceeds from employee stock purchase plan	2,018	1,408	1,150
Payments on financing leases	(1,576)	(76)	(1,130)
Net cash provided by financing activities	$608,851	$4,192	$152,999
Net increase in cash, cash equivalents and restricted cash	10,273	41,252	20,433
Cash, cash equivalents and restricted cash at beginning of period	115,777	74,525	54,092
Cash, cash equivalents and restricted cash at end of period	$126,050	$115,777	$74,525
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$48,833	—
Cash paid for interest	$206	$162	$179
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment through finance and lease liabilities	$2,742	$—	$1,506
Property and equipment purchases included in accounts payable and accrued expenses	$60	$4,016	$87

The accompanying notes are an integral part of these consolidated financial statements.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31,
	2024	2023	2022
Cash and cash equivalents	$120,256	$109,966	$68,395
Restricted cash	5,794	5,811	6,130
Total cash, cash equivalents, and restricted cash	$126,050	$115,777	$74,525

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $754.6 million as of December 31, 2024. The Company has funded these losses principally through the issuance and sale of its convertible preferred stock to outside investors and collaborators in private equity financings, its initial public offering, or IPO, follow-on offerings, Private Investment in Public Equity, or PIPE offering and at-the market sales program as well as from cash proceeds received in connection with the Company’s corporate collaboration agreements (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $850.9 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these consolidated financial statements.

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

Pre-funded warrants

In connection with certain offerings mentioned above the Company has issued pre-funded warrants to purchase common stock in lieu of common stock. As the pre-funded warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheets. The pre-funded warrants are exercisable at any time. The holders of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. During the twelve months ended December 31, 2024, no pre-funded warrants were exercised. As of December 31, 2024, there were 15,159,753 pre-funded warrants outstanding.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Management’s estimates and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. In recording transactions and balances resulting from business operations, management makes estimates based on the best information available at the time the estimate is made. Significant estimates relied upon in preparing these financial statements include revenue recognized under our collaboration agreements, accrual for research and development expenses, and equity-based compensation expense. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior estimates.

Segment and Geographic Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or CODM, in deciding how to allocate resources and in assessing performance. The CODM is the Company's Chief Executive Officer. The Company views its operations as and manages its business in one operating segment, which is the business of development of innovative, highly differentiated medicines that address significant health problems and that meaningfully improve patients’ lives. Segment information is further described in Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Level 1—Quoted prices in active markets for identical assets.

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

Impairment of Long-Lived Assets

Long-lived assets (including right-of-use assets) to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the year ended December 31, 2024, the Company recorded an impairment loss of $4.9 million related to its move into its new corporate headquarters and its subsequent effort to sublease the previous space. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

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

Research and Development Costs

Research and development costs consist primarily of costs incurred in connection with the discovery and development of targeted protein degradation therapeutics, including those in the Company’s most advanced clinical stage programs. These research efforts and costs, include external research costs, personnel costs, supplies, license fees and facility related expenses. The Company expenses research and development costs as incurred.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recoverability of the expenditure. Amounts incurred are classified as general and administrative expenses.

Financing Costs

Costs incurred in connection with the issuance of equity units and shares are recorded as a reduction of proceeds to the equity carrying value. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There was no deferred offering costs on the Company’s consolidated balance sheet at December 31, 2024 and December 31, 2023.

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

Stock-Based Compensation

The Company accounts for all stock-based awards granted to employees, directors, and nonemployees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Stock-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for stock awards is the date of grant, and stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company has issued stock options and restricted stock with performance-based vesting conditions and records the expense for these awards if the Company concludes that it is probable that the performance condition will be achieved. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the disclosure requirements related to this new standard.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. We are currently evaluating the disclosure requirements related to this new standard.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard became effective for us in the fourth quarter of 2024. Please refer to Note 14, Segment Information, for additional disclosures related to this new standard.

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$106,234	$—	$—	$106,234
US treasuries	1,497	—	—	1,497
US government agencies	—	9,925	—	9,925
Marketable securities, current
US treasuries	96,442	—	—	96,442
US government agencies	—	42,068	—	42,068
Commercial Paper	—	15,851	—	15,851
Corporate bonds	—	214,127	—	214,127
Marketable securities, non-current
US treasuries	62,022	—	—	62,022
US government agencies	—	135,749	—	135,749
Corporate bonds	—	164,388	—	164,388
Restricted cash	5,794	—	—	5,794
Total	$271,989	$582,108	$—	$854,097

	Fair Value Measurements at December 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$78,010	$—	$—	$78,010
US treasuries	27,985	—	—	27,985
Commercial Paper	997	—	—	997
Marketable securities, current
US treasuries	23,253	—	—	23,253
US government agencies	—	114,384	—	114,384
Corporate bonds	—	127,278	—	127,278
Marketable securities, non-current
US treasuries	—	—	—	—
US government agencies	—	28,307	—	28,307
Corporate bonds	—	33,127	—	33,127
Restricted cash	5,811	—	—	5,811
Total	$136,056	$303,096	$—	$439,152

During the years ended December 31, 2024 and 2023, there were no transfers in or out of Level 3.

Note 4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at December 31, 2024 and 2023 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
US treasury securities	$158,518	$190	$(244)	$158,464
US government agencies	179,030	33	(1,248)	177,815
Commercial Paper	15,847	5	-	15,852
Corporate securities	378,736	424	(644)	378,516
Total	$732,131	$652	$(2,136)	$730,647

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2023
U.S. treasury securities	$23,361	$5	$(113)	$23,253
US government agency securities	142,948	48	(305)	142,691
Corporate securities	160,598	113	(306)	160,405
Total	$326,907	$166	$(724)	$326,349

As of December 31, 2024, the Company held 121 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $342.1 million. As of December 31, 2023, the Company held 109 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $229.7 million. As of December 31, 2024, the Company held 4 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $7.6 million. As of December 31, 2023, the Company held 16 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $36.6 million.

As of December 31, 2024, the Company had 129 securities with a fair value of $368.5 million with a contractual maturity of less than 12 months and 116 securities with a fair value of $362.2 million with a contractual maturity of greater than 12 months. As of December 31, 2023, the Company had 124 securities with a fair value of $264.9 million with a contractual maturity of less than 12 months and 27 securities with a fair value of $61.4 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of December 31, 2024 and 2023.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion, and commercial milestone payments of up to $700.0 million, in the aggregate. Of these milestones, we remain eligible to receive up to $1.0 billion in development milestones upon the achievement of certain developmental or regulatory events, and up to $400 million in commercial milestones which are payable upon the achievement of certain net sales thresholds, all of which are related to the IRAK4 program. We will further be eligible to receive tiered royalties on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Milestone and reimbursement consideration added to the transaction price will be recognized as revenue with a cumulative catch-up upon becoming unconstrained. The performance obligation associated with Collaboration Target 1 has not been fully satisfied as of December 31, 2024. The performance obligation associated with Collaboration Target 2 has been fully satisfied. During the year ended December 31, 2024, the Company recognized $47.1 million in revenue under the Sanofi Agreement all of which was associated with Collaboration

Target 1. Of the $47.1 million of revenue recognized in the year ended December 31, 2024, $41.5 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2023. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2024 is $13.6 million. During the year ended December 31, 2023, the Company recognized $70.2 million in revenue under the Sanofi Agreement, of which $67.7 million was associated with Collaboration Target 1 and $2.5 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2023 is $54.7 million. The decrease in deferred revenue between December 31, 2024 and December 31, 2023 is the result of on-going activity under the collaboration agreement as well as a $19.4 million cumulative catch-up to revenue related to the change in expected future costs to satisfy the Company’s performance obligation under Collaboration Target 1. During the year ended December 31, 2022, the Company recognized $36.0 million in revenue under the Sanofi Agreement, of which $19.4 million was associated with Collaboration Target 1 and $16.6 million was associated with Collaboration Target 2. During the years ended December 31, 2024 and 2023, the Company received $8.8 million and $13.8 million, respectively, in cost reimbursement payments under the Sanofi Agreement. The Company recorded $0.9 million and $3.8 million of unbilled accounts receivable related to reimbursable research and development costs under the Sanofi Agreement as of December 31, 2024 and December 31, 2023, respectively. The Company will recognize the deferred revenue related to the performance obligations based on a cost input method, as described, over the remaining research term, which as a result of the amended agreement, is a maximum of approximately 0.5 years as of December 31, 2024.

Any additional consideration related to performance-based milestones will be recognized when the risk of probable reversal is resolved, at which point the Company shall adjust the transaction price determined for the agreement accordingly and recognize revenue on a cumulative-catch up basis, reallocating the revised arrangement consideration to the performance obligations. Any consideration related to sales milestone payments and royalties will be recognized when the related milestone events or sales occur and therefore are recognized at the later of when the related sales occur or the relevant performance obligation is satisfied. As part of its evaluation of constraining the milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration resulting in a $40.3 million cumulative catch up recorded to revenue with the remaining $14.7 million recorded as deferred revenue as of December 31, 2023. As of December 31, 2024, $51.4 million of the $55.0 million of consideration has been recorded as revenue, with the remaining $3.6 million recorded as deferred revenue.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. The Company did not recognize any revenue under the Vertex agreement during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, the Company recognized $8.4 million, $10.8 million, respectively, in revenue under the Vertex Agreement.

The following table presents the changes in accounts receivable, contract assets and liabilities for the year ended December 31, 2024 (in thousands):

	Balance at December 31, 2023	Additions	Deductions	Balance at December 31, 2024
Accounts receivable and contract assets:
Billed receivables – Sanofi	$15,000	$8,812	$(23,812)	$—
Unbilled receivables – Sanofi	3,762	5,997	(8,812)	947
Total accounts receivable and contract assets	$18,762	$14,809	$(32,624)	$947
Contract Liabilities:
Deferred Revenue – Sanofi	54,651	5,997	(47,072)	13,576
Total contract liabilities	$54,651	$5,997	$(47,072)	$13,576

Note 6. Property and equipment

Property and equipment consists of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Lab and office equipment under finance right-of-use asset	$7,773	$6,725
Lab equipment	10,526	5,098
Computer equipment	966	582
Furniture & fixtures	3,255	1,064
Leasehold improvements	44,010	7,802
Assets not yet in service	—	37,303
Total property and equipment	66,530	58,574
Less accumulated depreciation	(16,073)	(10,440)
Property and equipment, net	$50,457	$48,134

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $7.4 million, $3.6 million and $3.0 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under financing leases with a cost basis of $7.8 million and $6.7 million and accumulated amortization expense of $4.1 million and $4.1 million as of December 31, 2024 and 2023, respectively.

Amortization expense related to right-of-use assets was $1.4 million, $1.5 million and $1.2 million the years ended December 31, 2024, 2023 and 2022 and is included in depreciation expense.

Note 7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of December 31, 2024 and December 31, 2023. The letter of credit totaled $1.3 million and $1.3 million as of December 31, 2024 and December 31, 2023, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of December 31, 2024 and December 31, 2023.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $20.1 million of leasehold improvements in property and equipment. The Company recorded an additional $17.9 million of leasehold improvements in excess of the tenant improvement allowance, all of which were placed in service as of December 31, 2024.

Upon occupancy of the 2021 Lease facility in February of 2024, the Company exited the 2019 Lease facility and is actively looking to sublease the entire facility for the remaining noncancellable lease term through March 31, 2030. These actions resulted in an impairment charge of $4.9 million in the year ended December 31, 2024. The Company continues to evaluate the potential recovery of the ROU asset under sublease scenarios, and thus it is possible that additional impairments could be identified in future periods, and such amounts could be material.

The impairment charge reduces the carrying value of the associated ROU asset, leasehold improvements and certain furniture and fixture assets that remained in the facility to their estimated fair values. The fair values were estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases. .

The components of the lease costs for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Operating lease costs	$9,967	$9,919
Financing lease costs:
Amortization of right-to-use assets, financing leases	1,424	1,483
Interest expense for financing lease liabilities	206	181
Variable lease costs	5,086	949
Total lease costs	$16,683	$12,532

Variable lease cost includes payments for variable common area maintenance charges and real estate taxes. Such amounts are not included in the measurement of lease liabilities.

Supplemental cash flow information relating to the Company’s leases for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9,524	$2,659
Operating cash flows used in finance leases	$1,351	$1,363
Financing cash flows used in finance leases	$206	$181

Weighted average remaining lease terms and discount rates as of December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Remaining lease term:
Operating lease	9.5 years	10.4 years
Financing lease	2.8 years	2.4 Years
Discount Rate:
Operating lease	8.7%	8.8%
Financing lease	8.7%	8.2%

The undiscounted future lease payments for operating and finance leases as of December 31, 2024, were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2025	$12,074	$1,579
2026	12,436	1,496
2027	12,809	790
2028	13,193	287
2029	13,589	72
Thereafter	60,835	—
Total minimum lease payments	$124,936	$4,224
Less amounts representing interest or imputed interest	(40,919)	(480)
Present value of lease liabilities	$84,017	$3,744

Note 8. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Research and development expenses	$17,801	$15,099
Payroll and payroll-related	14,028	11,227
Professional fees	2,682	3,854
Other	356	3,684
Accrued expenses	$34,867	$33,864

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2024, 2023 or 2022.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. In June 2024, in connection with the Company’s 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021, and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock, inclusive of outstanding pre-funded warrants, on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2024, there were an aggregate of 3,556,290 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lessor of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2024, there were an aggregate of 1,924,229 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the year ended December 31, 2024, is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,113,164	$28.25	7.69	$49,622
Granted	2,513,259	42.22
Exercised	(844,917)	14.75
Forfeited	(333,716)	38.74
Outstanding at December 31, 2024	9,447,790	$32.73	7.37	$97,715
Exercisable at December 31, 2024	6,197,359	$30.20	6.66	$81,811

The intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $21.8 million, $9.1 million and $15.8 million, respectively.

The weighted-average fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $26.10, $17.91 and $20.18 per share, respectively.

As of December 31, 2024, the total unrecognized stock-based compensation expense for unvested stock options was $68.4 million, which is expected to be recognized over 2.0 years.

The following table outlines equity-based compensation expense for stock options for the years ended December 31, 2024, 2023 and 2022:

	Year ending December 31,
	2024	2023	2022
Research and development	$21,965	$18,525	$16,388
General and administrative	24,166	20,025	16,941
Total equity-based compensation	$46,131	$38,550	$33,329

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the years ended December 31, 2024, 2023 and 2022:

	Year ending December 31,
	2024	2023	2022
Expected term (in years)	5.80	5.87	5.86
Volatility	65%	62%	62%
Risk-free interest rate	4.1%	4.1%	2.1%
Dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the year ended December 31, 2024, is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2023	593,140	$25.36
Granted	400,917	38.77
Vested	(174,463)	25.01
Forfeited	(69,990)	29.32
Unvested at December 31, 2024	749,604	$32.24

The Company granted 400,917, 404,844, and 295,892 shares of restricted stock during the years ended December 31, 2023, December 31, 2022, and December 31 2021, respectively.

As of December 31, 2024, the total unrecognized stock-based compensation expense for unvested restricted stock was $17.1 million, which is expected to be recognized over 2.1 years.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense for restricted stock of $7.7 million, $3.8 million and $1.4 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense related to restricted stock of $4.8 million, $2.5 million and $1.1 million, respectively, within research and development. During the years ended December 31, 2024,

2023 and 2022, the Company recorded stock-based compensation expense related to restricted stock of $2.9 million, $1.3 million, and $0.3 million, respectively, within general and administrative.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Years ending December 31,
	2024	2023	2022
Research and development	$27,766	$21,555	$18,008
General and administrative	27,246	21,563	17,472
Total equity-based compensation	$55,012	$43,118	$35,480

Note 11. Related-Party Transactions

John Maraganore is a member of the Company’s Board of Directors, and is affiliated with Jefferies LLC (“Jefferies”). On October 31, 2024, prior to Dr. Maraganore joining Jefferies, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as its sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Jefferies Sales Agreement. As of December 31, 2024, the Company has not sold any shares of its common stock under the Jefferies Sales Agreement.

Other than the aforementioned agreement and the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements.

Note 12. Income Taxes

The Company records income tax expense related to profits realized by its U.S. operating subsidiaries. For the years ended December 31, 2024, 2023 and 2022, immaterial income tax expense was recorded due the group’s net operating loss (“NOL”) and full valuation allowance.

The rate reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2024, 2023 and 2022 are as follows:

	December 31,
	2024	2023	2022
Tax effect at statutory rate	21.0%	21.0%	21.0%
State taxes	7.9	6.8	6.4
Federal research and development credits	6.1	4.6	1.5
Stock compensation	0.3	(1.5)	0.1
Disallowed Expenditures	(2.3)	(2.3)	(1.8)
Change in valuation allowance	(33.0)	(28.6)	(27.2)
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Federal net operating loss carryforwards	$46,468	$33,708
State net operating loss carryforwards	15,063	10,194
Research and development credit carryforwards	42,549	25,975
Lease liabilities	22,980	22,443
Deferred revenue	3,603	9,807
Accruals and reserves, stock and other	18,794	13,636
Capitalized Research and Development	110,333	68,340
Total deferred tax assets	$259,790	$184,103
Valuation allowance	(236,206)	(162,375)
Deferred tax assets	$23,584	$21,728
Deferred Tax Liabilities:
Fixed and intangible assets	(10,632)	(1,884)
Right-of-use assets	(12,952)	(19,844)
Net deferred tax asset	$—	$—

The Company has had immaterial income tax expense due to operating losses incurred since inception and no deferred tax provision in the current period. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During 2024, the valuation allowance increased by approximately $74 million primarily due to the increase in the Company’s book loss reported in the period and the generation of additional research and development credits.

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

As of December 31, 2024, the Company had approximately $221.3 million and $238.3 million of Federal & State operating loss carryforwards respectively. Of the Federal net operating loss carryovers, $211.5 million are not subject to expiration and the remaining Federal and state NOLs begin to expire in 2037. These loss carryforwards are available to reduce future federal taxable income, if any.

As of December 31, 2024, the Company also has federal and state research and development credit carryforwards and orphan drug credit carryforwards of approximately $33.1 million and $12.0 million respectively, which can be used to offset future income taxes. These credits will begin to expire beginning in December 2032. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The amount of loss carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s ultimate parent.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2024, and 2023, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of December 31, 2024, and 2023, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2024, 2023 and 2022, no estimated interest or penalties were recognized on uncertain tax positions.

The Company’s federal and Massachusetts income tax returns for the years ended December 31, 2021 to December 31, 2024 remain open and are subject to examination by the Internal Revenue Service and state taxing authorities. In addition, the Company’s tax carryover attributes such as net operating losses or credits from earlier period are also subject to examination.

Note 13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period, including the pre-funded warrants given their nominal exercise price (in thousands, except for share and per share data):

	December 31,
	2024	2023	2022
Numerator:
Net loss	$(223,858)	$(146,962)	$(154,808)
Denominator:
Weighted average common shares outstanding, basic and diluted	75,043,991	58,365,499	53,933,229
Net loss per share, basic and diluted	$(2.98)	$(2.52)	$(2.87)

The Company’s potentially dilutive securities, which include restricted stock units, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2024, 2023 and 2022 because including them would have had an anti-dilutive effect:

	December 31,
	2023	2023	2022
Unvested Restricted Stock Units	749,604	593,140	281,843
Options to purchase Common Stock	9,447,790	8,113,164	6,757,289
Total	10,197,394	8,706,304	7,039,132

Note 14. Segment Reporting

The Company operates and manages its business as one reportable segment and one operating segment, which is dedicated to reinventing the treatment of human disease through the development of innovative, highly differentiated medicines that address significant health problems and that meaningfully improve patients’ lives. The Company’s chief operating decision maker, or CODM, is the chief executive officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is also reported on the consolidated statements of operations.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All material long-lived assets are located in the United States. Long-lived assets consist of property and equipment, net, and operating lease right-of-use assets.

The chief operating decision maker uses net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources.

Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 2 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Year ended December 31,
	2024	2023	2022
Revenue	$47,072	$78,592	$46,826
Less:
Research and development expenses
External research and development:
STAT6	39,805	—	—
TYK2	18,292	—	—
IRAK4	7,065	13,762	17,850
MDM2	8,516	8,170	11,823
STAT3	7,199	11,490	8,332
Other external research and development expense	43,909	61,278	51,388
Research and development compensation and related personnel expense (1)	75,975	65,039	55,751
Research and development overhead and administrative costs	39,487	29,342	19,104
General & administrative (2)	63,534	55,041	43,834
Interest and other expense (3)	5,174	196	176
Plus:
Interest income	38,026	18,764	6,624
Segment net loss	$(223,858)	$(146,962)	$(154,808)

(1) Research and development compensation and related personnel expense for the years ended December 31, 2024, 2023 and 2022 is inclusive of $27.8 million, $21.6 million, and $18.0 million of stock-based compensation expense, respectively.

(2) General and administrative expense for the years ended December 31, 2024, 2023 and 2022 is inclusive of $27.2 million, $21.6 million, and $17.5 million of stock-based compensation expense, respectively.

(3) Other expense for the year ended December 31, 2024 is inclusive of a $4.9 million impairment of long-lived assets.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $7.4 million, $3.6 million and $3.0 million, respectively. Amortization expense related to right-of-use assets was $1.4 million, $1.5 million and $1.2 million the years ended December 31, 2024, 2023 and 2022 and is included in depreciation expense.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kymera Therapeutics, Inc. internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kymera Therapeutics, Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

February 27, 2025

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the twelve months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2024:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Elena Ridloff Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (November 25, 2024)	December 31, 2025	16,500	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 (excluding the information under the heading “Pay Versus Performance”) will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2024).

4.6	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2024).

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

10.3#

Amendment No.1 to the 2020 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on June 20, 2024).

10.4#

Amended and Restated Non-Employee Director Compensation Policy dated March 27, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on May 2, 2024).

10.5#

Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-240264) filed with the Securities and Exchange Commission on August 13, 2020).

10.6#

Amended and Restated 2020 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on November 5, 2020).

10.7

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

10.10†

Amended and Restated Collaboration and License Agreement between the Registrant and Genzyme Corporation, dated as of November 15, 2022. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K (File No. 001-39460) filed with the Securities and Exchange Commission on February 23, 2023).

10.11

Lease between the Registrant and ARE-MA REGION NO. 75, LLC dated as of December 20, 2021. (Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K (File No. 001-39460) filed with the Securities and Exchange Commission on February 22, 2024).

10.12

Securities Purchase Agreement, dated August 18, 2022, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

10.13

Registration Rights Agreement, dated August 18, 2022, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on August 19, 2022).

10.14†

Letter between the Registrant and Genzyme Corporation, dated as of November 14, 2023. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K (File No. 001-39460) filed with the Securities and Exchange Commission on February 22, 2024)

10.15†

Letter between the Registrant and Genzyme Corporation, dated as of July 31, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on October 31, 2024).

10.16

Open Market Sale AgreementSM, by and between the Registrant and Jefferies LLC, dated October 31, 2024 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on October 31, 2024).

19.1+	Amended and Restated Insider Trading Policy

21.1	List of Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97#

Compensation Recovery Policy (Incorporated by reference to Exhibit 97 to Registrant’s Annual Report on Form 10-K (File No. 001-39460) filed with the Securities and Exchange Commission on February 22, 2024).

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

Kymera Therapeutics, Inc.

Date: February 27, 2025	By:	/s/ Nello Mainolfi, Ph.D.
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

Name	Title	Date

/s/ Nello Mainolfi, Ph.D.	President and Chief Executive Officer	February 27, 2025
Nello Mainolfi, Ph.D.	(Principal Executive Officer)

/s/ Bruce Jacobs, CFA, MBA	Chief Financial Officer	February 27, 2025
Bruce Jacobs, CFA, MBA	(Principal Financial and Accounting Officer)

/s/ Bruce Booth, DPhil	Chair of the Board of Directors	February 27, 2025
Bruce Booth, DPhil

/s/ Felix Baker, PhD	Lead Independent Director	February 27, 2025
Felix Baker, PhD

/s/ Jeff Albers, MBA	Director	February 27, 2025
Jeff Albers, MBA

/s/ Pamela Esposito, PhD	Director	February 27, 2025
Pamela Esposito, PhD

/s/ Gorjan Hrustanovic, PhD	Director	February 27, 2025
Gorjan Hrustanovic, PhD

/s/ John M. Maraganore, PhD	Director	February 27, 2025
John M. Maraganore, PhD

/s/ Leigh Morgan	Director	February 27, 2025
Leigh Morgan

/s/ Elena, Ridloff, CFA	Director	February 27, 2025
Elena Ridloff, CFA

/s/ Victor Sandor	Director	February 27, 2025
Victor Sandor