Form 10-Q
period 2025-03-31
Kymera Therapeutics, Inc.
filed 2025-05-09
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 65,119,568 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing and the success of preclinical development efforts for our TYK2 and IRF5 programs and clinical studies for our STAT6 and IRAK4 programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$89,966	$120,256
Marketable securities (Note 4)	373,184	368,488
Contract assets	20,000	947
Prepaid expenses and other current assets	17,801	20,577
Total current assets	$500,951	$510,268
Marketable securities, non-current (Note 4)	312,335	362,159
Property and equipment, net (Note 6)	49,172	50,457
Right-of-use assets, operating leases	46,734	47,407
Other non-current assets	3,313	1,950
Restricted cash	5,807	5,794
Total assets	$918,312	$978,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,263	$5,989
Accrued expenses (Note 8)	23,117	34,867
Deferred revenue	11,476	13,576
Operating lease liabilities	11,681	11,594
Finance lease liabilities	1,559	1,518
Other current liabilities	893	223
Total current liabilities	$58,989	$67,767
Non-current liabilities
Operating lease liabilities, net of current portion	71,182	72,423
Finance lease liabilities, net of current portion	1,908	2,226
Total liabilities	$132,079	$142,416
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024, 65,112,714 and 64,890,193 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	1,606,475	1,591,707
Accumulated deficit	(820,191)	(754,610)
Accumulated other comprehensive loss	(58)	(1,485)
Total stockholders’ equity	786,233	835,619
Total liabilities and stockholders’ equity	$918,312	$978,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended March 31, 2025 and 2024

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$22,100	$10,287
Operating expenses:
Research and development	$80,255	$48,819
General and administrative	16,271	14,374
Impairment of long-lived assets	—	4,925
Total operating expenses	96,526	68,118
Loss from operations	(74,426)	(57,831)
Other income (expense):
Interest and other income	8,917	9,343
Interest and other expense	(72)	(69)
Total other income:	8,845	9,274
Net loss	$(65,581)	$(48,557)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1,427	(1,225)
Total comprehensive loss	$(64,154)	$(49,782)

Net loss	$(65,581)	$(48,557)
Net loss per share, basic and diluted	$(0.82)	$(0.69)
Weighted average common stock outstanding, basic and diluted	80,146,531	70,770,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2025 and 2024

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2023	55,585,305	$6	$926,269	$(530,752)	$(552)	$394,971
Issuance of common stock and accompanying pre-funded warrants from public offering, net of issuance costs of $14.9 million	3,884,158	—	301,373	—	—	301,373
Issuance of common stock through at-the market sales agreement, net of issuance costs of $1.2 million	1,519,453	—	$48,740	—	—	48,740
Exercise of stock options	281,021	—	3,933	—	—	3,933
Vesting restricted stock	83,209	—	—	—	—	—
Stock-based compensation expense	—	—	11,968	—	—	11,968
Unrealized loss on marketable securities	—	—	—	—	(1,225)	(1,225)
Net loss	—	—	—	(48,557)	—	(48,557)
Balance at March 31, 2024	61,353,146	$6	$1,292,283	$(579,309)	$(1,777)	$711,203

Balance at December 31, 2024	64,890,193	$7	$1,591,707	$(754,610)	$(1,485)	$835,619
Exercise of stock options	75,652	—	535	—	—	535
Vesting restricted stock	146,869	—	—	—	—	—
Stock-based compensation expense	—	—	14,233	—	—	14,233
Unrealized gain on marketable securities	—	—	—	—	1,427	1,427
Net loss	—	—	—	(65,581)	—	(65,581)
Balance at March 31, 2025	65,112,714	$7	$1,606,475	$(820,191)	$(58)	$786,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2025 and 2024

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(65,581)	$(48,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,233	11,968
Lease impairment charge	—	4,925
Depreciation and amortization	2,048	1,461
Premiums and discounts on available-for-sale marketable securities	(2,525)	(3,072)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,776	(3,005)
Accounts receivable	—	15,000
Contract asset	(19,053)	1,732
Accounts payable	3,917	75
Accrued expenses and other current liabilities	(11,690)	(15,394)
Deferred revenue	(2,100)	(8,257)
Operating lease right-of-use assets	673	619
Operating lease liabilities	(1,154)	2,636
Other assets and liabilities	(694)	278
Net cash used in operating activities	$(79,150)	$(39,591)
Investing activities
Purchase of property and equipment, net	(467)	(7,402)
Purchases of investments	(83,656)	(422,704)
Maturities of investments	132,738	99,499
Net cash provided by (used in) investing activities	$48,615	$(330,607)
Financing activities
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14.9 million	—	301,373
Proceeds from issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	—	48,740
Proceeds from stock option exercises	535	3,933
Payments on finance leases	(277)	(290)
Net cash provided by financing activities	$258	$353,756
Net increase in cash, cash equivalents and restricted cash	(30,277)	(16,442)
Cash, cash equivalents and restricted cash at beginning of period	126,050	115,777
Cash, cash equivalents and restricted cash at end of period	$95,773	$99,335
Supplemental disclosure of cash flow activities
Cash paid for interest	77	49
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$357	$1,205

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31,
	2025	2024
Cash and cash equivalents	$89,966	$93,510
Restricted cash	5,807	5,825
Total cash, cash equivalents, and restricted cash	$95,773	$99,335

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $820.2 million as of March 31, 2025. The Company has funded these losses principally through the issuance and sale of its convertible preferred stock to outside investors and collaborators in private equity financings, its initial public offering, or IPO, follow-on offerings, Private Investment in Public Equity, or PIPE offering, and at-the market sales program as well as from cash proceeds received in connection with the Company’s corporate collaboration agreements (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $775.5 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

Pre-funded warrants

In connection with certain offerings the Company has issued pre-funded warrants to purchase common stock in lieu of common stock. As the pre-funded warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheets. The pre-funded warrants are exercisable at any time. The holders of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

During the three months ended March 31, 2025, no pre-funded warrants were exercised. As of March 31, 2025, there were 15,159,753 pre-funded warrants outstanding.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of March 31, 2025, and the results of operations, equity, and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ended December 31, 2025 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2024 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$73,245	$—	$—	$73,245
US treasuries	5,990	—	—	5,990
Commercial Paper	—	2,985	—	2,985
Marketable securities, current
US treasuries	119,654	—	—	119,654
US government agencies	—	49,963	—	49,963
Commercial Paper	—	5,925	—	5,925
Corporate bonds	—	197,642	—	197,642
Marketable securities, non-current
US treasuries	52,002	—	—	52,002
US government agencies	—	129,644	—	129,644
Corporate bonds	—	130,689	—	130,689
Restricted cash	5,807	—	—	5,807
Total	$256,698	$516,848	$—	$773,546

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$106,234	$—	$—	$106,234
US treasuries	1,497	—	—	1,497
US government agencies	—	9,925	—	9,925
Marketable securities, current
US treasuries	96,442	—	—	96,442
US government agencies	—	42,068	—	42,068
Commercial Paper	—	15,851	—	15,851
Corporate bonds	—	214,127	—	214,127
Marketable securities, non-current
US treasuries	62,022	—	—	62,022
US government agencies	—	135,749	—	135,749
Corporate bonds	—	164,388	—	164,388
Restricted cash	5,794	—	—	5,794
Total	$271,989	$582,108	$—	$854,097

During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at March 31, 2025 and December 31, 2024 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2025
US treasury securities	$171,449	$282	$(75)	$171,656
US government agencies	180,165	50	(608)	179,607
Commercial Paper	5,926	—	(1)	5,925
Corporate securities	328,035	538	(242)	328,331
Total	$685,575	$870	$(926)	$685,519

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
US treasury securities	$158,518	$190	$(244)	$158,464
US government agencies	179,030	33	(1,248)	177,815
Commercial Paper	15,847	5	-	15,852
Corporate securities	378,736	424	(644)	378,516
Total	$732,131	$652	$(2,136)	$730,647

As of March 31, 2025, the Company held 124 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $347.6 million. As of December 31, 2024, the Company held 121 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $342.1 million. As of March 31, 2025, the Company held no securities that had been in an unrealized loss position for greater than 12 months. As of December 31, 2024, the Company held 4 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $7.6 million.

As of March 31, 2025 the Company had 125 securities with a fair value of $373.2 million with a contractual maturity of less than 12 months and 110 securities with a fair value of $312.3 million with a contractual maturity of greater than 12 months. As of December 31, 2024, the Company had 129 securities with a fair value of $368.5 million with a contractual maturity of less than 12 months and 116 securities with a fair value of $362.2 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of March 31, 2025 and December 31, 2024.

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

Additionally with respect to Sanofi, on December 2, 2022, Sanofi provided the Company with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials. In the fourth quarter of 2023, the Company achieved two milestones of $40.0 million and $15.0 million relating to the dosing of the first patient in the Phase 2 clinical trial for the first and second indications, respectively. Further, in July 2024, the Company announced that Sanofi intends to expand the ongoing Phase 2 trials to more rapidly progress towards pivotal studies with the intention of accelerating overall timelines. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. In connection with this milestone the Company unconstrained $20.0 million of consideration in the first quarter of 2025.

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

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied. Milestone and reimbursement consideration added to the transaction price will be recognized as revenue with a cumulative catch-up upon becoming unconstrained. The performance obligation associated with Collaboration Target 1 has not been fully satisfied as of March 31, 2025. The performance obligation associated with Collaboration Target 2 has been fully satisfied.

In the three months ended March 31, 2025, the Company recognized $22.1 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1 In the three months ended March 31, 2024, the Company recognized $10.3 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. Of the $22.1 million of revenue recognized in the three months ended March 31, 2025, $3.1 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2024. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue decreased to $11.5 million at March 31, 2025 compared to $13.6 million at December 31, 2024. This decrease was the result of on-going activity under the collaboration agreement. During the three months ended March 31, 2025, the Company received $0.9 million in cost reimbursement payments. As of March 31, 2025, the Company recorded a contract asset for unbilled accounts receivable of $20.0 million related to an preclinical milestone achieved in the first quarter of 2025. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, as described, over the remaining research term, which is a maximum of 0.5 years as of March 31, 2025.

Any additional consideration related to performance-based milestones will be recognized when the risk of probable reversal is resolved, at which point the Company shall adjust the transaction price determined for the agreement accordingly and recognize revenue on a cumulative-catch up basis, reallocating the revised arrangement consideration to the performance obligations. Any consideration related to sales milestone payments and royalties will be recognized when the related milestone events or sales occur and therefore are recognized at the later of when the related sales occur or the relevant performance obligation is satisfied. As part of its evaluation of constraining the milestones, the Company considered numerous factors, including the fact that the achievement of the research and development milestones are contingent upon the results of the underlying research and development activities and are thus outside of the control of the Company. In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. In connection with this milestones the Company unconstrained $20.0 million of consideration in the first quarter of 2025. During the three months ended March 31, 2025, the Company recognized $19.8 million of revenue from unconstrained milestones, respectively. As of March 31, 2025, $71.3 million of the $75.0 million of cumulative milestone consideration has been recorded as revenue, with the remaining $3.7 million recorded as deferred revenue.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. There was no revenue recognized during the three months ended March 31, 2025 and 2024. There were no unsatisfied performance obligations as of March 31, 2025. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue is $0 at both March 31, 2025 and December 31, 2024.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the three months ended March 31, 2025 (in thousands):

	Balance at December 31, 2024	Additions	Deductions	Balance at March 31, 2025
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$947	$(947)	$—
Unbilled receivables - Sanofi	947	20,000	(947)	20,000
Total accounts receivable and contract assets	$947	$20,947	$(1,894)	$20,000
Contract liabilities:
Deferred revenue - Sanofi	$13,576	$20,000	$(22,100)	$11,476
Total contract liabilities	$13,576	$20,000	$(22,100)	$11,476

6. Property and Equipment

Property and equipment consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Lab and office equipment under finance right-of-use asset	$7,773	$7,773
Lab equipment	10,956	10,526
Computer equipment	966	966
Furniture & fixtures	3,385	3,255
Leasehold improvements	44,066	44,010
Assets not yet in service	148	—
Total property and equipment	67,294	66,530
Less accumulated depreciation	(18,122)	(16,073)
Property and equipment, net	$49,172	$50,457

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1.6 million and $1.5 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $7.8 million and $7.8 million and accumulated amortization expense of $4.5 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively.

Amortization expense related to right-of-use assets during the three months ended March 31, 2025 and 2024 was $0.4 million and $0.4 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of March 31, 2025 and December 31, 2024. The letter of credit totaled $1.3 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of March 31, 2025 and December 31, 2024.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $20.1 million of leasehold improvements in property and equipment. The Company recorded an additional $17.9 million of leasehold improvements in excess of the tenant improvement allowance, all of which were placed in service in 2024.

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

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$2,473	$2,489
Finance lease costs:
Amortization of right-to-use assets, finance leases	371	414
Interest expense for finance lease liabilities	77	49
Variable lease costs	1,494	1,204
Total lease costs	$4,415	$4,156

Supplemental cash flow information relating to the Company’s leases for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,954	$670
Operating cash flows used in finance leases	$299	$383
Financing cash flows used in finance leases	$77	$49

Weighted average remaining lease terms and discount rates as of March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Remaining lease term:
Operating lease	9.31 years	10.24 years
Finance lease	2.54 years	2.36 years
Discount Rate:
Operating lease	8.71%	8.74%
Finance lease	8.68%	8.17%

The undiscounted future lease payments for operating and finance leases as of March 31, 2025, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2025 (excluding the first quarter)	$9,120	$1,225
2026	12,436	1,496
2027	12,809	790
2028	13,193	287
2029	13,589	72
Thereafter	60,835	—
Total minimum lease payments	$121,982	$3,870
Less amounts representing interest or imputed interest	(39,119)	(403)
Present value of lease liabilities	$82,863	$3,467

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Research and development expenses	$14,068	$17,801
Payroll and payroll-related	5,201	14,028
Professional fees	3,521	2,682
Other	327	356
Accrued expenses	$23,117	$34,867

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2025 or December 31, 2024.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In June 2024, in connection with the Company's 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. As of March 31, 2025, there were an aggregate of 4,606,684 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2025, there were an aggregate 2,363,127 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan for service and performance based vesting conditions during the three months ended March 31, 2025 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,447,790	$32.73	7.37	$97,715
Granted	1,641,739	31.00
Exercised	(75,652)	7.08
Forfeited	(97,390)	42.83
Outstanding at March 31, 2025	10,916,487	$32.56	7.55	$41,937
Exercisable at March 31, 2025	6,560,543	$30.85	6.56	$40,253

The intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $2.1 million and $6.8 million, respectively.

The weighted-average fair value of options granted during the three months ended March 31, 2025 and 2024 was $20.66 and $26.53, respectively.

As of March 31, 2025, the total unrecognized stock-based compensation expense for unvested stock options was $87.9 million, with a weighted average recognition period of 2.2 years.

During the first quarter of 2025, the Company began granting performance stock options, or PSO's, under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s executive officers and management team. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the target amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the target amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. During the 3 months ended March 31, 2025, the Company granted 88,000 PSOs with a weighted average strike price of $30.17. As of March 31, 2025 there are 88,000 PSOs outstanding with a weighted average strike price of $30.17. As of March 31, 2025 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no stock based compensation has been recorded for PSOs.

The following table outlines our equity-based compensation expense for stock options for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development	$5,713	$5,040
General and administrative	5,857	5,322
Total equity-based compensation	$11,570	$10,362

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	5.82	5.79
Volatility	73%	65%
Risk-free interest rate	4.00%	4.13%
Dividend yield	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the three months ended March 31, 2025 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2024	749,604	$32.24
Granted	613,523	30.48
Vested	(146,869)	38.03
Forfeited	(6,269)	32.60
Unvested at March 31, 2025	1,209,989	$30.65

During the first quarter of 2025, the Company began granting restricted stocks units with performance-based vesting conditions, or performance stock units ("PSUs") under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s named executive officers and management team. The total number of PSUs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSUs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the Target Amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the Target Amount. None of the PSUs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date.

During the three months ended March 31, 2025 and 2024, the Company granted 285,723 and zero restricted stock units, respectively with performance based vesting conditions. As of March 31, 2025, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no stock based compensation has been recorded for PSUs.

During the three months ended March 31, 2025 and 2024, the Company granted 327,800 and 231,834 restricted stock units, respectively with service based vesting conditions. As of March 31, 2025, the total unrecognized stock-based compensation expense for unvested restricted stock with service based vesting conditions was $24.6 million with a weighted average recognition period of 2.4 years.

During the three months ended March 31, 2025 the Company recognized approximately $2.4 million of expense for restricted stock which $1.6 million and $0.8 million was recorded in research and development and general and administrative expense, respectively. During the three months ended March 31, 2024 the Company recognized approximately $1.4 million of expense for restricted stock of which $0.9 million and $0.5 million was recorded in research and development and general and administrative expense, respectively. All of the stock-based compensation expense recognized for restricted stock in the three months ended March 31, 2025 and 2024 was for restricted stock with service based vesting conditions.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$7,546	$6,083
General and administrative	6,688	5,885
Total equity-based compensation	$14,234	$11,968

11. Related-Party Transactions

John Maraganore is a member of the Company’s Board of Directors, and is affiliated with Jefferies LLC (“Jefferies”). On October 31, 2024, prior to Dr. Maraganore joining Jefferies, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as its sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Jefferies Sales Agreement. As of March 31, 2025, the Company has not sold any shares of its common stock under the Jefferies Sales Agreement.

Other than the aforementioned agreement and the collaborations discussed in Note 5, the Company had no related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements.

12. Income Taxes

Income taxes for the three months ended March 31, 2025 and 2024 have been calculated based on an estimated annual effective tax rate and certain discrete items. The Company recorded immaterial income tax expense related to investment income for the three months ended March 31, 2025 and 2024.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common stock outstanding for the period. The Company had 15,159,753 and 11,640,594 pre-funded warrants outstanding as of March 31 2025 and 2024, respectively. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. Due to the nominal exercise price of the pre-funded warrants, they are considered to be outstanding shares of common stock for purposes of the calculation of earnings per share. (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(65,581)	$(48,557)
Denominator:
Weighted average common shares outstanding, basic and diluted	64,986,778	60,068,921
Weighted average pre-funded warrants outstanding, basic and diluted	15,159,753	10,701,399
Total weighted average common stock outstanding, basic and diluted	80,146,531	70,770,320
Net loss per share:
Net loss per share, basic and diluted	$(0.82)	$(0.69)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Unvested restricted stock	1,209,989	725,438
Options to purchase common stock	10,916,487	9,876,714
Total	12,126,476	10,602,152

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

Factors used in determining the reportable segment include the nature of the Company’s operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 2 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended March 31,
	2025	2024
Revenue	$22,100	$10,287
Less:
Research and development expenses
External research and development:
STAT6	20,605	3,918
TYK2	8,893	3,271
IRAK4	1,193	1,810
Other external research and development expense (1)	16,292	11,697
Research and development compensation and related personnel expense (2)	22,049	18,866
Research and development overhead and administrative costs	11,223	9,257
General & administrative (3)	16,271	14,374
Interest and other expense (4)	72	4,994
Plus:
Interest income	8,917	9,343
Segment net loss	$(65,581)	$(48,557)

(1) Certain prior period amounts have been recast to conform with current period presentation.

(2) Research and development compensation and related personnel expense for the quarter ended March 31, 2025 and 2024 is inclusive of $7.5 and $6.1 million of stock-based compensation expense, respectively.

(3) General and administrative expense for the quarter ended March 31, 2025 and 2024 is inclusive of $6.7 million and $5.9 million of stock-based compensation expense, respectively.

(4) Other expense for the quarter ended March 31, 2024 is inclusive of a $4.9 million impairment of long-lived assets.

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1.6 million and $1.5 million respectively. Amortization expense related to right-of-use assets for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.4 million respectively.

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

Our current focus is primarily directed at high-value targets in immunology. We believe there are more than 160 million patients in the United States, Europe and Japan that are diagnosed with some of the most prevalent immune-inflammatory diseases that our programs have the potential to address, nearly half of whom remain untreated. Of those treated, most patients are treated with therapies that do not treat the underlying diseases but mostly their symptoms. As a result, only a small percentage of patients, which we believe to be approximately 3% of the diagnosed population with severe inflammatory diseases, are currently treated with systemic advanced therapies, mostly injectable biologics. While generally efficacious, biologics have drawbacks. Biologics tend to be more expensive to manufacture, and the cost is typically passed on to patients and payors. Patient access to therapy can also be a challenge, as biologics are more complex to prescribe and reimburse than small molecule medicines. Additionally, biologics are administered as injections, a less preferred route of administration for patients as compared to oral medications, which offer greater flexibility for patients. We believe we have the potential to deliver a compelling value proposition to a significant underserved patient population: small molecule medicines with biologics-like activity through the convenience of oral administration of a pill.

Our publicly disclosed immunology programs target STAT6, IRF5 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, which is currently being evaluated in Phase 1 clinical trials in both healthy volunteers as well as in patients with Atopic Dermatitis (AD) as part of our KT-621 BroADen clinical trial. In May 2025, we announced KT-579, our lead molecule in our IRF5 program, which is currently in IND-enabling studies. We are collaborating with Sanofi S.A., or Sanofi, on the development of drug candidates targeting IRAK4, including KT-474/SAR444656, outside of oncology and immuno-oncology fields. Sanofi is conducting two Phase 2b clinical trials of KT-474 in patients with hidradenitis suppurativa (HS) and in patients with AD. We recently made the strategic decision not to advance our TYK2 degrader, KT-295, into clinical development, even though we completed IND-enabling activities with no adverse findings in any of our studies. We believe the decision will allow us to dedicate more human and capital resources to our other immunology programs, as well as to extend our cash runway. Our pipeline focuses on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $223.9 million and $147.0 million for the years ended December 31, 2024 and 2023, respectively. We reported net losses of $65.6 million and $48.6 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $820.2 million and $754.6 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $775.5 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into the first half of 2028, beyond multiple clinical inflection points in our pipeline. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” below.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion, and commercial milestone payments of up to $700.0 million, in the aggregate. Of these milestones, we remain eligible to receive up to $1.0 billion in development milestones upon the achievement of certain developmental or regulatory events, and up to $400.0 million in commercial milestones which are payable upon the achievement of certain net sales thresholds, all of which are related to the IRAK4 program. We will further be eligible to receive tiered royalties on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of March 31, 2025, we have achieved $75.0 million of milestones under the Sanofi Agreement related to certain IRAK4 clinical and preclinical milestones.

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

Results of Operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024
	(in thousands)
Collaboration revenue	$22,100	$10,287	$11,813
Operating expenses:
Research and development	80,255	48,819	31,436
General and administrative	16,271	14,374	1,897
Impairment of long-lived assets	—	4,925	(4,925)
Total operating expenses	96,526	68,118	28,408
Loss from operations	(74,426)	(57,831)	(16,595)
Other income, net	8,845	9,274	(429)
Net loss	$(65,581)	$(48,557)	$(17,024)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $22.1 million and $10.3 million for the three months ended March 31, 2025 and 2024, respectively, all of which is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended March 31,		Change
	2025	2024
	(in thousands)
External research and development costs:
STAT6	$20,605	$3,918	$16,687
TYK2	8,893	3,271	5,622
IRAK4	1,193	1,810	(617)
Other	16,292	11,697	4,595
Research and development compensation and related personnel expense	22,049	18,866	3,183
Research and development overhead and administrative costs	11,223	9,257	1,966
Total research and development expenses	$80,255	$48,819	$31,436

Research and development expenses were $80.3 million for the three months ended March 31, 2025, compared to $48.8 million for the three months ended March 31, 2024. The increase of $31.4 million was primarily due to a $5.1 million increase in personnel, stock-based compensation, occupancy, and other internal costs due to increase investment in employee talent and facilities in the research and development functions and a $22.3 million increase in costs related to our STAT6 and TYK2 programs, and a $4.6 million increase related to our discovery and other programs. These increases were partially offset by a $0.6 million reduction in activities related to our IRAK4 program.

General and administrative expenses

General and administrative expenses were $16.3 million for the three months ended March 31, 2025, compared to $14.4 million for the three months ended March 31, 2024. This increase of $1.9 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $6.7 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively.

Impairment of long-lived assets

There was no impairment on long-lived assets for the three months ended March 31, 2025, compared to $4.9 million for three months ended March 31, 2024. The decrease of $4.9 million was as a result of the occupancy of the 2021 Lease facility in February of 2024 and the corresponding exit of the 2019 Lease facility, resulting in an impairment charge of $4.9 million in the three months ended March 31, 2024.

Other Income, Net

Other income, net was $8.8 million for the three months ended March 31, 2025, compared to $9.3 million for the three months ended March 31, 2024. The $0.5 million decrease was primarily due to prevailing interest rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $1.71 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our follow-on offerings and private placement offering, our prior sales agreement with Cowen, and through our corporate collaborations. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $775.5 million.

In October 2021, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. As of March 31, 2025, we have sold 1,519,453 shares of common stock under the Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. As of March 31, 2025, we have not sold any shares of common stock under the Jefferies Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(79,150)	$(39,591)
Cash provided by (used in) investing activities	48,615	(330,607)
Cash provided by financing activities	258	353,756
Net decrease in cash, cash equivalents and restricted cash	$(30,277)	$(16,442)

Cash Flow used in Operating Activities

During the three months ended March 31, 2025, cash used in operating activities was $79.2 million, primarily resulting from our net loss of $65.6 million during the period and a $27.3 million net decrease in other operating assets and liabilities primarily driven by changes in contract assets, deferred revenue, accounts payable, accrued expenses and operating lease liabilities. This was partially offset by adjustments for non-cash items of $13.8 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

During the three months ended March 31, 2024, cash used in operating activities was $39.6 million, primarily resulting from our net loss of $48.6 million during the period and the $8.3 million change in deferred revenue related to our collaboration agreements. These were offset by a $2.0 million net decrease in other operating assets and liabilities primarily driven by changes in accounts receivable, accounts payable, accrued expenses and operating lease liabilities. as well as adjustments for non-cash items of $15.3 million (primarily consisting of stock-based compensation, lease impairment charge, depreciation & amortization and premiums & discounts on available-sale-securities).

Cash Flow provided by Investing Activities

During the three months ended March 31, 2025, cash provided by investing activities was $48.6 million comprised of maturities of marketable securities of $132.7 million, partially offset by purchases of marketable securities of $83.7 million and purchases of property and equipment of $0.5 million.

During the three months ended March 31, 2024, cash used in investing activities was $330.6 million comprised of purchases of marketable securities of $422.7 million and purchases of property and equipment of $7.4 million, partially offset by maturities of marketable securities of $99.5 million

Cash Flow provided by Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $0.3 million, consisting of $0.6 million in proceeds from the exercise of employee stock options partially offset by finance lease payments of $0.3 million.

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

We believe the existing cash, cash equivalents and marketable securities of $775.5 million as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

As of March 31, 2025, the Company had outstanding pre-funded warrants to purchase 15,159,753 shares of common stock, each with an exercise price of $0.0001 per share. These warrants can be exercised at any time at the discretion of the holders, subject to certain ownership limitations. While the potential exercise of these pre-funded warrants would result in the issuance of additional shares, thus increasing the total shares outstanding, their nominal exercise price means they are already considered outstanding for purposes of calculating the Company’s weighted average common stock outstanding and earnings per share. Due to the minimal exercise price, the Company doesn't anticipate significant additional cash proceeds upon exercise and consequently does not expect the exercise of these warrants to materially affect its liquidity, capital resources, or overall financial condition.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 27, 2025.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2025, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have incurred significant operating losses. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors, collaborators in private equity financings, upfront payments under our collaborations and sales of our common stock in our initial public offering, or IPO, and multiple public and private offerings of common stock and our at-the market sales program. As of March 31, 2025, our cash and cash equivalents and marketable securities were $775.5 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $820.2 million as of March 31, 2025. For the years ended December 31, 2024, 2023 and 2022, we reported net losses of $223.9 million, $147.0 million and $154.8 million, respectively. We reported net losses of $65.6 million and $48.6 million for the three months ended March 31, 2025 and 2024, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of March 31, 2025 we had approximately $775.5 million of cash and cash equivalents and marketable securities, which we expect will be sufficient to fund our operations into the first half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

•
the results of preclinical studies and timing of IND clearances of current and future product candidates, and/or clinical trial costs for current and future product candidates;
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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our immunology portfolio, consisting of our STAT6, IRF5 and IRAK4 programs, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases. In some instances, we may decide to discontinue our investment in programs. For example, in November 2023, we announced the decision to discontinue the development of our KT-413 (IRAKIMID) and in October 2024, we announced the decision to discontinue the development of our KT-333 (STAT3) and KT-253 (MDM2) programs in order to focus resources to support our growing immunology pipeline. As a result, we may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the ongoing clinical trials of KT-474 and KT-621, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-474, KT-621 and KT-579, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-579, we do not know whether any of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies KT-621 demonstrated full inhibition of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that was superior to dupilumab, and equivalent or superior activity to dupilumab. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

The precise incidence and prevalence for the indications being pursued by our current and future product candidates are currently unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. We are developing KT-474 for the treatment of a broad set of immunology-inflammation diseases, such as HS, an inflammatory skin disease, AD, and rheumatoid arthritis. We are developing KT-621 for a broad set of immunology indications, with potential indications to include AD, asthma, COPD, CRSwNP, EoE, PN and others. We are developing KT-295 for immunology indications, with such potential indications to include inflammatory bowel disease, or IBD, psoriasis, or PsO, psoriatic arthritis, or PsA, lupus and others. We are developing KT-579 for immunology indications, with potential indications to include lupus, Sjögren's, IBD, RA and others. The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, their proven safety and efficacy, the diagnosis criteria included in the final label for each, whether our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients for our product candidates in the United States and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Further, there have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties, and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are not known and depend on various factors, such as negotiations between the U.S. and affected countries, their respective responses, potential exemptions or exclusions, and availability and cost of alternative sources of supply. Supply chain disruptions and delays could also negatively impact our cost of materials and production processes. If we are unable to obtain these materials in sufficient quantity and in a timely manner, the development, testing, and our clinical trials and any future product candidates may be delayed or infeasible, and regulatory approval or commercial launch may be delayed or not obtained, which could significantly harm our business.

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. This could significantly delay our clinical trials supply as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates or products, if approved, may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, as our current or future product candidates progress through preclinical studies and clinical trials towards potential approval and commercialization, it is expected that various aspects of the manufacturing process will be altered in an effort to optimize processes and results. Such changes may require amendments to be made to regulatory applications which may further delay the time frames under which modified manufacturing processes can be used for any of our current or future product candidates and additional bridging studies or trials may be required between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Any such delay could have a material adverse impact on our business, results of operations and prospects.

Risks Related to Regulatory Approval

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our current or future product candidates, we will not be able to commercialize, or will be delayed in commercializing, our current or future product candidates, and our ability to generate revenue will be materially impaired.

Our current or future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Before we can commercialize any of our current and future product candidates, we must obtain marketing approval from the regulatory authorities in the relevant jurisdictions. We have not received approval to market any of our current product candidates from regulatory authorities in any jurisdiction, and it is possible that none of our current product candidates, nor any product candidates we may seek to develop in the future, will ever obtain regulatory approval. As a company, we have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities and often clinical sites by, the relevant regulatory authority. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

We or our collaborators may seek approval of KT-474, KT-621, KT-579 or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We or our collaborators may seek accelerated approval of KT-474, KT-621, KT-579, or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

The criteria for orphan designation in the European Union are similar in principle to the U.S. For more information, please see the section of our Annual Report on Form 10-K, filed with the SEC on February 27, 2025, titled “Business - Government Regulation - Government Regulation of Drugs Outside of the United States” In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. These changes could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the new administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see the section of our Annual Report on Form 10-K, filed with the SEC on February 27, 2025, entitled, “Business - Government Regulation - Other Healthcare Laws” and the section of our Annual Report entitled, “Business - Government Regulation - Current and Future Healthcare Reform Legislation”.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. For more information, please see the section of our Annual Report on Form 10-K, filed with the SEC on February 27, 2025, entitled, “Business - Government Regulation - Current & Future Healthcare Reform Legislation.”

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. For more information, please see the section of our Annual Report on Form 10-K, filed with the SEC on February 27, 2025, entitled “Business - Government Regulation - Other Regulatory Matters - Other Healthcare Laws.”

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

Companies developing small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., and Foghorn Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. In particular, several pharmaceutical companies have announced partnerships around programs targeting STAT6, including Sanofi, Johnson & Johnson and Gilead Sciences, Inc. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, STAT6, TYK2, and IRF5 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

As discussed elsewhere in our Annual Report on Form 10-K, filed with the SEC on February 27, 2025 and this Quarterly Report on Form 10-Q, our collaboration partner, Sanofi, is conducting a randomized Phase 2 clinical trial evaluating KT-474 in HS and a second randomized Phase 2 trial in AD. Sanofi will have significant discretion in determining the efforts and resources that it will apply to advance those clinical trials. As a result of the factors noted above, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships or acquisitions, collaborations or license arrangements we may enter into, which could delay our timelines or otherwise adversely affect our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary TPD expertise, our, STAT6, TYK2, IRAK4, and IRF5 programs, which are our most advanced development programs, as well as our proprietary compound library, and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

We are highly dependent on the research and development, clinical and business development expertise of Nello Mainolfi, Ph.D., our President and Chief Executive Officer, Jared Gollob, M.D., our Chief Medical Officer, Bruce Jacobs, our Chief Financial Officer, Ellen Chiniara, our Chief Legal Officer, Jeremy Chadwick, our Chief Operating Officer and Noah Goodman, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of March 31, 2025, we had 208 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert management’s time and financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

For example, with respect to the collection and processing of personal data relating to the European Union (“EU”), European Economic Area (“EEA”) and United Kingdom (“UK”), we are subject to the EU General Data Protection Regulation (EU GDPR), the UK General Data Protection Regulation (UK GDPR), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of our establishments in the UK and any EEA Member State. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Form 10-Q, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the UK International Data Transfer Agreement or Addendum (UK IDTA)) have been put in place, and transfer impact assessments conducted. Any inability to transfer personal data from the UK or EEA to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. Following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK has introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission allowing the free flow of personal data from the UK to the EEA, which may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and could require us to implement different compliance measures for the UK and EEA. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Complying with these European data protection laws may impose significant costs or otherwise require us to divert resources or implement changes to our business processes, and any actual or perceived non-compliance could result in significant penalties, claims and reputational damage.

In the United States, several layers of federal and state data protection laws and regulations may apply to our business, including HIPAA, the Federal Trade Commission (FTC) Act and state consumer privacy and health data privacy laws. For example, the California Consumer Privacy Act (CCPA) is a comprehensive privacy law that creates individual privacy rights and increased privacy and security obligations on businesses handling the personal data of California residents. The CCPA requires covered businesses to provide certain disclosures to consumers about data collection, use and sharing practices, to allow California residents to opt out of certain sales and disclosures of personal information, and to opt out of certain uses of sensitive personal information, including health information. The law also created a regulatory agency in California, and that agency’s finalized and proposed regulations are continuing to change the standard of privacy protection we may be required to meet. Numerous other states have passed similar consumer privacy laws that are or will be implemented and enforced by various state regulators. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements.

In addition, federal and state legislators and regulators are imposing new and heightened protections for health and other sensitive information that could impact our business. For example, the Federal Trade Commission (FTC) has imposed stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, and has expanded the application of its Health Breach Notification Rule. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern. Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.

Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

In our ongoing efforts to innovate and develop product candidates, we have integrated artificial intelligence (AI) and machine learning into virtual screening, hit validation and optimization technologies. While AI and machine learning presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI and machine learning can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time. In addition, the European Union recently passed the Artificial Intelligence Act, whose regulations will be developed over the coming year and, in the U.S., the recent Executive Order concerning artificial intelligence may result in extensive new federal rule-making. We are committed to implementing governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

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

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. The United States has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, including tariffs aggregating 104% on imports from China, which have resulted in other countries imposing additional tariffs on imports from the U.S., including additional tariffs of 125% on imports from the U.S. announced by China, and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

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

As of March 31, 2025, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of March 31, 2025, approximately 15,159,753 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 12,126,476 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Pursuant to our prior sales agreement, or Cowen Sales Agreement, with Cowen and Company, LLC, or Cowen, we had the ability to offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in “at-the-market” offerings, subject to the limitations thereof. As of March 31, 2025, approximately $50 million worth of common stock had been sold under the Cowen Sales Agreement. From October 1, 2021 through the date of its termination in October 2024, we sold 1,519,453 shares of common stock through the Cowen Sales Agreement.

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

The U.S. Congress or the Trump administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the current Trump administration has begun to implement significant changes to U.S. trade, healthcare, immigration and government regulatory policy and additional changes are likely. The transitions between the Trump and Biden presidential terms led to substantial changes in the direction and focus of administrative and regulatory policies. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2025, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

There were no trading arrangements for the purchase or sale of our securities entered into, modified or terminated by our Directors or Officers during the first quarter of 2025.

Item 6. Exhibits.

Exhibit Number	Description

10.1#†	Form of Performance Stock Unit Award Agreement under 2020 Stock Option and Incentive Plan, as amended

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Kymera Therapeutics, Inc.

Date: May 9, 2025	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: May 9, 2025	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer