Form 10-Q
period 2025-06-30
Kymera Therapeutics, Inc.
filed 2025-08-11
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 71,497,597 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We are very early in our development efforts and our STAT6 program is in early clinical development with additional programs in preclinical development. If we are unable to advance them through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates is novel and unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
•
We or our collaborators may not be successful in our efforts to identify or discover additional product candidates, or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
•
the timing and the success of preclinical development efforts for our IRF5 and IRAK4 programs and clinical studies for our STAT6 program;
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
•
the preliminary cross-study assessments comparing non-head-to-head clinical data of KT-621 to published data for dupilumab; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$335,816	$120,256
Marketable securities (Note 4)	329,629	368,488
Accounts receivable	40,000	—
Contract assets	—	947
Prepaid expenses and other current assets	22,882	20,577
Total current assets	728,327	510,268
Marketable securities, non-current (Note 4)	297,629	362,159
Property and equipment, net (Note 6)	48,572	50,457
Right-of-use assets, operating leases	46,045	47,407
Other non-current assets	4,675	1,950
Restricted cash	5,820	5,794
Total assets	$1,131,068	$978,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,781	$5,989
Accrued expenses (Note 8)	27,976	34,867
Deferred revenue	40,000	13,576
Operating lease liabilities	11,766	11,594
Finance lease liabilities	1,900	1,518
Other current liabilities	117	223
Total current liabilities	87,540	67,767
Non-current liabilities
Operating lease liabilities, net of current portion	69,835	72,423
Finance lease liabilities, net of current portion	2,213	2,226
Total liabilities	159,588	142,416
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024, 70,557,442 and 64,890,193 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	1,867,999	1,591,707
Accumulated deficit	(896,805)	(754,610)
Accumulated other comprehensive loss	279	(1,485)
Total stockholders’ equity	971,480	835,619
Total liabilities and stockholders’ equity	$1,131,068	$978,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and six months ended June 30, 2025 and 2024

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$11,476	$25,650	$33,576	$35,937
Operating expenses:
Research and development	$78,388	$59,202	$158,643	$108,021
General and administrative	17,645	17,373	33,916	31,747
Impairment of long-lived assets	—	—	—	4,925
Total operating expenses	96,033	76,575	192,559	144,693
Loss from operations	(84,557)	(50,925)	(158,983)	(108,756)
Other income (expense):
Interest and other income	8,051	8,924	16,968	18,268
Interest and other expense	(108)	(61)	(180)	(131)
Total other income:	7,943	8,863	16,788	18,137
Net loss	$(76,614)	$(42,062)	$(142,195)	$(90,619)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	337	(322)	1,764	(1,547)
Total comprehensive loss	$(76,277)	$(42,384)	$(140,431)	$(92,166)

Net loss	$(76,614)	$(42,062)	$(142,195)	$(90,619)
Net loss per share, basic and diluted	$(0.95)	$(0.58)	$(1.77)	$(1.26)
Weighted average common stock outstanding, basic and diluted	80,449,405	73,059,398	80,298,940	71,908,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2025 and 2024

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at March 31, 2024	61,353,146	$6	$1,292,283	$(579,309)	$(1,777)	$711,203
Exercise of stock options	74,318	—	630	—	—	630
Vesting restricted stock	80,694	—	—	—	—	—
Issuance of shares under employee stock purchase plan	64,225	—	1,134	—		1,134
Stock-based compensation expense	—	—	14,341	—	—	14,341
Unrealized loss on marketable securities	—	—	—	—	(322)	(322)
Net loss	—	—	—	(42,062)	—	(42,062)
Balance at June 30, 2024	61,572,383	$6	$1,308,388	$(621,371)	$(2,099)	$684,924

Balance at March 31, 2025	65,112,714	$7	$1,606,475	$(820,191)	$(58)	$786,233
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $13.5 million	5,044,500	—	237,294	—	—	237,294
Exercise of stock options	278,086	—	7,703	—	—	7,703
Vesting restricted stock	78,013	—	—	—	—	—
Issuance of shares under employee stock purchase plan	44,129	—	1,112	—	—	1,112
Stock-based compensation expense	—	—	15,415	—	—	15,415
Unrealized gain on marketable securities	—	—	—	—	337	337
Net loss	—	—	—	(76,614)	—	(76,614)
Balance at June 30, 2025	70,557,442	$7	$1,867,999	$(896,805)	$279	$971,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2025 and 2024

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2023	55,585,305	$6	$926,269	$(530,752)	$(552)	$394,971
Issuance of common stock and accompanying pre-funded warrants from public offering, net of issuance costs of $14.9 million	3,884,158	—	301,373	—	—	301,373
Issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	1,519,453	—	48,740	—	—	48,740
Exercise of stock options	355,339	—	4,562	—	—	4,562
Vesting restricted stock	163,903	—	—	—	—	—
Issuance of shares under employee stock purchase plan	64,225	—	1,135	—		1,135
Stock-based compensation expense	—	—	26,309	—	—	26,309
Unrealized loss on marketable securities	—	—	—	—	(1,547)	(1,547)
Net loss	—	—	—	(90,619)	—	(90,619)
Balance at June 30, 2024	61,572,383	$6	$1,308,388	$(621,371)	$(2,099)	$684,924

Balance at December 31, 2024	64,890,193	$7	$1,591,707	$(754,610)	$(1,485)	$835,619
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $13.5 million	5,044,500		237,294	—	—	237,294
Exercise of stock options	353,738	—	8,237	—	—	8,237
Vesting restricted stock	224,882	—	—	—	—	—
Issuance of shares under employee stock purchase plan	44,129	—	1,112	—	—	1,112
Stock-based compensation expense	—	—	29,649	—	—	29,649
Unrealized gain on marketable securities	—	—	—	—	1,764	1,764
Net loss	—	—	—	(142,195)		(142,195)
Balance at June 30, 2025	70,557,442	$7	$1,867,999	$(896,805)	$279	$971,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2025 and 2024

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(142,195)	$(90,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29,649	26,309
Lease impairment charge	—	4,925
Depreciation and amortization	4,132	3,399
Premiums and discounts on available-for-sale marketable securities	(4,646)	(7,093)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,305)	(2,076)
Accounts receivable	(40,000)	15,000
Contract asset	947	2,059
Other long term assets	(2,725)	227
Accounts payable	(216)	106
Accrued expenses and other current liabilities	(6,939)	(7,591)
Deferred revenue	26,424	(32,203)
Operating lease right-of-use assets	1,362	1,244
Operating lease liabilities	(2,416)	4,149
Other assets and liabilities	(106)	(363)
Net cash used in operating activities	(139,034)	(82,527)
Investing activities
Purchase of property and equipment, net	(1,162)	(12,091)
Purchases of investments	(141,907)	(526,860)
Maturities of investments	251,705	223,986
Net cash provided by (used in) investing activities	108,636	(314,965)
Financing activities
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14.9 million	—	301,373
Proceeds from issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	—	48,740
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $13.5 million	237,294	—
Proceeds from stock option exercises	8,237	4,562
Proceeds from employee stock purchase plan	1,112	1,135
Payments on finance leases	(659)	(642)
Net cash provided by financing activities	245,984	355,168
Net increase in cash, cash equivalents and restricted cash	215,586	(42,324)
Cash, cash equivalents and restricted cash at beginning of period	126,050	115,777
Cash, cash equivalents and restricted cash at end of period	$341,636	$73,453
Supplemental disclosure of cash flow activities
Cash paid for interest	$154	$90
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$116	$853
Purchase of property and equipment through finance lease	$1,028	$—
Offering costs included in accrued expenses	$483	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30,
	2025	2024
Cash and cash equivalents	$335,816	$67,612
Restricted cash	5,820	5,841
Total cash, cash equivalents, and restricted cash	$341,636	$73,453

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $896.8 million as of June 30, 2025. The Company has funded these losses principally through the issuance and sale of its convertible preferred stock to outside investors and collaborators in private equity financings, its initial public offering, or IPO, follow-on offerings, Private Investment in Public Equity, or PIPE offering, and at-the market sales programs as well as from cash proceeds received in connection with the Company’s corporate collaboration agreements (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $963.1 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

2024 Follow-on Public Offerings

On January 9, 2024, the Company completed a follow-on offering of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of its common stock. The Company issued and sold 3,884,158 shares of common stock, including full exercise of the underwriters’ option to purchase an additional 1,633,663 shares, at a public offering price of $25.25 per share. Additionally, in lieu of common stock to certain investors, the Company issued and sold pre-funded warrants to purchase 8,640,594 shares of its common stock at a public offering price of $25.2499 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $316.2 million.

On August 21, 2024, the Company completed a follow-on offering of its common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of its common stock. The Company issued and sold 2,830,533 shares of common stock, including full exercise of the underwriters’ option to purchase an additional 828,220 shares, at a public offering price of $40.75 per share. Additionally, in lieu of common stock to certain investors, the Company issued and sold pre-funded warrants to purchase 3,519,159 shares of its common stock at a public offering price of $40.7499 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $258.7 million.

2025 Follow-on Public Offering

On June 30, 2025, the Company issued and sold 5,044,500 shares of common stock at a public offering price of $44.00 per share. Additionally, in lieu of common stock to a certain investor, the Company issued and sold pre-funded warrants to purchase 655,500 shares of common stock at a public offering price of $43.9999 per pre-funded warrant, which represents the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. The aggregate gross proceeds from this initial closing, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $250.8 million.

In July 2025, the Company completed the follow-on offering through the closing of the underwriters’ full exercise of their option to purchase an additional 855,000 shares of common stock. As a result, the total aggregate gross proceeds from this follow-on offering, including the proceeds from the initial closing on June 30, 2025 and the subsequent closings, were approximately $288.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

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

During the three and six months ended June 30, 2025, no pre-funded warrants were exercised. As of June 30, 2025, there were 15,815,253 pre-funded warrants outstanding.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of June 30, 2025, the results of operations and equity for the three and six months ended June 30, 2025, and cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ended December 31, 2025 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2024 Annual Report on Form 10-K.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at June 30, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$324,219	$—	$—	$324,219
US treasuries	—	—	—	—
US government agencies	—	4,496	—	4,496
Commercial Paper	—	—	—	—
Marketable securities, current
US treasuries	111,574	—	—	111,574
US government agencies	—	48,504	—	48,504
Commercial Paper	—	4,174	—	4,174
Corporate bonds	—	165,377	—	165,377
Marketable securities, non-current
US treasuries	38,897		—	38,897
US government agencies	—	121,828	—	121,828
Corporate bonds	—	136,904	—	136,904
Restricted cash	5,820			5,820
Total	$480,510	$481,283	$—	$961,793

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$106,234	$—	$—	$106,234
US treasuries	1,497	—	—	1,497
US government agencies	—	9,925	—	9,925
Marketable securities, current
US treasuries	96,442	—	—	96,442
US government agencies	—	42,068	—	42,068
Commercial Paper	—	15,851	—	15,851
Corporate bonds	—	214,127	—	214,127
Marketable securities, non-current
US treasuries	62,022	—	—	62,022
US government agencies	—	135,749	—	135,749
Corporate bonds	—	164,388	—	164,388
Restricted cash	5,794	—	—	5,794
Total	$271,989	$582,108	$—	$854,097

During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at June 30, 2025 and December 31, 2024 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2025
US treasury securities	$150,238	$296	$(63)	$150,471
US government agencies	170,696	39	(404)	170,331
Commercial Paper	4,178	—	(4)	4,174
Corporate securities	301,866	517	(101)	302,282
Total	$626,978	$852	$(572)	$627,258

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
US treasury securities	$158,518	$190	$(244)	$158,464
US government agencies	179,030	33	(1,248)	177,815
Commercial Paper	15,847	5	—	15,852
Corporate securities	378,736	424	(644)	378,516
Total	$732,131	$652	$(2,136)	$730,647

As of June 30, 2025, the Company held 119 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $315.1 million. As of December 31, 2024, the Company held 121 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $342.1 million. As of June 30, 2025, the Company held no securities that had been in an unrealized loss position for greater than 12 months. As of December 31, 2024, the Company held 4 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $7.6 million.

As of June 30, 2025 the Company had 113 securities with a fair value of $329.6 million with a contractual maturity of less than 12 months and 108 securities with a fair value of $297.6 million with a contractual maturity of greater than 12 months. As of December 31, 2024, the Company had 129 securities with a fair value of $368.5 million with a contractual maturity of less than 12 months and 116 securities with a fair value of $362.2 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of June 30, 2025 and December 31, 2024.

5. Collaborations

Gilead Agreement

Agreement Terms

On June 25, 2025, the Company entered into an exclusive option and license agreement (the “Gilead Agreement”) with Gilead Sciences, Inc. (“Gilead”), to collaborate on developing novel molecular glue degraders directed against cyclin-dependent kinase 2 (“CDK2”). Under the Gilead Agreement, the Company granted to Gilead an exclusive option, exercisable during a defined option period, to exercise an exclusive, worldwide license to develop, manufacture, and commercialize certain CDK2 degraders generated under the collaboration.

Pursuant to the Gilead Agreement, the Company is responsible for all discovery and preclinical research activities through the delivery of a complete data package as defined in the agreement. If, after receiving the complete data package, Gilead exercises its option to license the program, Gilead will have global rights to develop, manufacture and commercialize all products resulting from the collaboration.

If Gilead does not exercise the option during the option period defined in the agreement, then the Gilead Agreement will terminate. Following option exercise, the Gilead Agreement will expire on a product-by-product and country-by-country basis upon the expiration of all royalty obligations under the agreement. Gilead may terminate the agreement for convenience upon advance written notice. Each party may also terminate the agreement for material breach, insolvency, and the agreement may be terminated for certain other customary reasons, including Gilead’s right to terminate certain provisions of the agreement following a change of control of the Company.

In consideration for the exclusive option and rights granted under the Gilead Agreement, the Company received a non-refundable upfront payment of $40.0 million. In addition, if Gilead exercises the option, the Company is entitled to receive an option exercise payment of $45.0 million and will be eligible to receive up to $665.0 million upon the achievement of certain development, regulatory and commercial milestones. The Company is also eligible to receive tiered royalties on net sales by Gilead ranging from high single-digit to mid-teen percentages, subject to customary reductions in certain circumstances.

Accounting Treatment

The Company evaluated the Gilead Agreement under ASC 606, Revenue from Contracts with Customers, and determined that the arrangement represents a contract with a customer. The Company identified the following material promises under the Gilead Agreement: (1) the discovery and preclinical research activities and (2) an option granting Gilead the right to acquire an exclusive license to the program.

The option to acquire an exclusive license to the program was evaluated as a material right. The Company determined that the option to acquire an exclusive license in the future was not priced at a discount, and that the option exercise fee is at or above the standalone selling price for research at this stage of development; as such, the options and the underlying licenses are excluded from the performance obligation and the option exercise fees are excluded from the transaction price until the underlying option is exercised.

The total transaction price as of June 30, 2025, was determined to be $40.0 million, which represents the upfront payment. The option exercise payment and all future milestone and royalty payments are excluded from the initial transaction price as they are contingent on future events and were deemed constrained due to the uncertainty of achievement and the Company’s limited control over their occurrence.

The Company recognizes revenue associated with the performance obligation as the discovery and preclinical research activities are provided using an input method, according to costs incurred and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. As of June 30, 2025, the Company has not recognized revenue under the Gilead Agreement. The remaining deferred revenue of $40.0 million will be recognized over the remainder of the estimated research period, which is expected to conclude within the next 1.0 years.

All option and milestone payments were constrained as the achievement of such milestones are contingent upon the success of the underlying research and development activities and are generally outside the control of the Company. Any amounts related to the option exercise fee or milestone payments will be included in the transaction price and recognized on a cumulative catch-up basis when the risk of revenue reversal is resolved. Royalties and commercial milestone payments, if any, will be recognized at the later of when the related sales occur or when the associated performance obligation has been satisfied.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion, and commercial milestone payments of up to $700.0 million, in the aggregate. The Company will further be eligible to receive tiered royalties on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances.

On November 15, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Sanofi, or the Amended Sanofi Agreement, which amended the Original Sanofi Agreement to revise certain research terms and responsibilities set forth under the Original Sanofi Agreement. The Amended Sanofi Agreement also specifies details around the timing and number of Phase 2 trials required under the terms of the collaboration. The Amended Sanofi Agreement became effective on December 5, 2022.

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

In June 2025, Sanofi communicated its decision to exercise its full participation election under the terms of the companies’ collaboration agreement, and to advance KT-485/SAR447971, into clinical testing. As a result, Sanofi intends to stop development of KT-474. In connection with the IRAK4 program, the Company remains eligible to receive up to $975 million in development and commercial milestones upon the achievement of certain developmental or regulatory events and upon the achievement of certain net sales thresholds.

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

With Sanofi's exercise of its full participation election under the agreement for Collaboration Target 1, the performance obligation associated with Collaboration Target 1 has been fully satisfied as of June 30, 2025. The performance obligation associated with Collaboration Target 2 has been fully satisfied.

In the three months ended June 30, 2025, the Company recognized $11.5 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the six months ended June 30, 2025, the Company recognized $33.6 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the three months ended June 30, 2024, the Company recognized $25.7 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the six months ended June 30, 2024, the Company recognized $35.9 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. Of the $33.6 million of revenue recognized in the six months ended June 30, 2025, $13.6 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2024. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2025 and December 31, 2024 is $0 and $13.6 million, respectively. This decrease was the result of on-going activity under the collaboration agreement as well as a $11.5 million cumulative catch-up to revenue related to the Company satisfying the performance obligation under Collaboration Target 1 that occurred during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company received $0.9 million in cost reimbursement payments.

In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. During the three and six month periods ended June 30, 2025, the Company recognized $3.7 million and $23.6 million of revenue from the unconstrained milestones, respectively. As of June 30, 2025, all of the $75.0 million of consideration has been recorded as revenue.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. There was no revenue recognized during the three and six months ended June 30, 2025 and 2024. There were no unsatisfied performance obligations as of June 30, 2025. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue is $0 at both June 30, 2025 and December 31, 2024.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the six months ended June 30, 2025 (in thousands):

	Balance at December 31, 2024	Additions	Deductions	Balance at June 30, 2025
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$20,947	$(20,947)	$—
Unbilled receivables - Sanofi	947	20,000	(20,947)	—
Billed receivables - Gilead	—	40,000	—	40,000
Total accounts receivable and contract assets	$947	$80,947	$(41,894)	$40,000
Contract liabilities:
Deferred revenue - Sanofi	$13,576	$20,000	$(33,576)	$—
Deferred revenue - Gilead	—	40,000	—	40,000
Total contract liabilities	$13,576	$60,000	$(33,576)	$40,000

6. Property and Equipment

Property and equipment consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Lab and office equipment under finance right-of-use asset	$8,802	$7,773
Lab equipment	11,388	10,526
Computer equipment	966	966
Furniture & fixtures	3,433	3,255
Leasehold improvements	44,172	44,010
Assets not yet in service	17	—
Total property and equipment	68,778	66,530
Less accumulated depreciation	(20,206)	(16,073)
Property and equipment, net	$48,572	$50,457

Depreciation expense for the three months ended June 30, 2025 and 2024 was $1.7 million and $1.9 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $3.3 million and $3.4 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $8.8 million and $7.8 million and accumulated amortization expense of $4.8 million and $3.8 million as of June 30, 2025 and December 31, 2024, respectively.

Amortization expense related to right-of-use assets during the three months ended June 30, 2025 and 2024 was $0.4 million and $0.4 million, respectively. Amortization expense related to right-of-use assets during the six months ended June 30, 2025 and 2024 was $0.7 million and $0.8 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of June 30, 2025 and December 31, 2024. The letter of credit totaled $1.3 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of June 30, 2025 and December 31, 2024.

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

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$2,463	$2,501	$4,936	$4,991
Finance lease costs:
Amortization of right-to-use assets, finance leases	375	381	746	795
Interest expense for finance lease liabilities	77	41	154	90
Variable lease costs	1,550	1,386	3,043	2,590
Total lease costs	$4,465	$4,309	$8,879	$8,466

Supplemental cash flow information relating to the Company’s leases for the six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$5,989	$3,617
Operating cash flows used in finance leases	$629	$736
Financing cash flows used in finance leases	$154	$90

Weighted average remaining lease terms and discount rates as of June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Remaining lease term:
Operating lease	9.08 years	10.03 years
Finance lease	2.47 years	2.27 years
Discount Rate:
Operating lease	8.71%	8.73%
Finance lease	8.75%	8.14%

The undiscounted future lease payments for operating and finance leases as of June 30, 2025, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2025 (excluding the first half)	$6,085	$993
2026	12,436	1,885
2027	12,809	1,180
2028	13,193	449
2029	13,589	72
Thereafter	60,835	—
Total minimum lease payments	$118,947	$4,579
Less amounts representing interest or imputed interest	(37,346)	(466)
Present value of lease liabilities	$81,601	$4,113

8. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Research and development expenses	$16,670	$17,801
Payroll and payroll-related	7,456	14,028
Professional fees	3,401	2,682
Other	449	356
Accrued expenses	$27,976	$34,867

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2025 or December 31, 2024.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In June 2024, in connection with the Company's 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. As of June 30, 2025, there were an aggregate of 4,147,079 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2025, there were an aggregate 2,318,998 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan for service and performance based vesting conditions during the six months ended June 30, 2025 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,447,790	$32.73	7.37	$97,715
Granted	2,152,339
Exercised	(353,738)
Forfeited	(291,410)
Outstanding at June 30, 2025	10,954,981	$32.66	7.42	$134,246
Exercisable at June 30, 2025	6,905,441	$31.35	6.49	$97,694

The intrinsic value of stock options exercised during the three months ended June 30, 2025 and 2024 was $5.3 million and $1.8 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2024 was $7.4 million and $8.6 million, respectively.

The weighted-average fair value of options granted during the three months ended June 30, 2025 and 2024 was $25.46 and $19.28 respectively. The weighted-average fair value of options granted during the six months ended June 30, 2025 and 2024 was $21.80 and $25.92 respectively.

As of June 30, 2025, the total unrecognized stock-based compensation expense for unvested stock options was $84.5 million, with a weighted average recognition period of 2.1 years.

During the first quarter of 2025, the Company began granting performance stock options, or PSOs, under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s executive officers and management team. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The

PSOs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the Target Amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the Target Amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. During the 6 months ended June 30, 2025, the Company granted 88,000 PSOs with a weighted average strike price of $30.17. As of June 30, 2025 there are 88,000 PSOs outstanding with a weighted average strike price of $30.17. As of June 30, 2025 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no stock based compensation has been recorded for PSOs.

The following table outlines our equity-based compensation expense for stock options for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$5,983	$5,935	$11,696	$10,975
General and administrative	6,408	6,306	12,265	11,628
Total equity-based compensation	$12,391	$12,241	$23,961	$22,603

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.93	5.71	5.85	5.78
Volatility	94%	65%	78%	65%
Risk-free interest rate	3.97%	4.25%	3.99%	4.14%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the six months ended June 30, 2025 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2024	749,604	$32.24
Granted	804,823	29.96
Vested	(224,882)	30.97
Forfeited	(54,544)	33.16
Unvested at June 30, 2025	1,275,001	$30.99

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

During the three months ended June 30, 2025 and 2024, the Company did not grant any restricted stock units with performance based vesting conditions. During the six months ended June 30, 2025 and 2024, the Company granted 285,723 and zero restricted stock units, respectively with performance based vesting conditions. As of June 30, 2025, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no stock based compensation has been recorded for PSUs.

During the three months ended June 30, 2025 and 2024, the Company granted 191,300 and 12,150 restricted stock units, respectively, with service based vesting conditions. During the six months ended June 30, 2025 and 2024, the Company granted 519,100 and 243,984 restricted stock units, respectively with service based vesting conditions. As of June 30, 2025, the total unrecognized stock-based compensation expense for unvested restricted stock was $25.9 million with a weighted average recognition period of 2.5 years.

During the three months ended June 30, 2025 the Company recognized approximately $2.8 million of expense for restricted stock of which $1.9 million and $0.9 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2025 the Company recognized approximately $5.2 million of expense for restricted stock of which $3.5 million and $1.7 million was recorded in research and development and general and administrative expense, respectively. During the three months ended June 30, 2024 the Company recognized approximately $1.9 million of expense for restricted stock of which $1.2 million and $0.7 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2024 the Company recognized approximately $3.3 million of expense for restricted stock of which $2.1 million and $1.2 million was recorded in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$8,037	$7,257	$15,583	$13,340
General and administrative	7,378	7,084	14,066	12,969
Total equity-based compensation	$15,415	$14,341	$29,649	$26,309

11. Related-Party Transactions

June 2025 Follow-on offering

In connection with the Company’s follow-on public offering completed on June 30, 2025, Jefferies LLC (“Jefferies”) acted as one of the underwriters in the syndicate of underwriters. John Maraganore is a member of the Company’s Board of Directors and is affiliated with Jefferies. In connection with its participation in the offering, Jefferies received customary underwriting discounts and commissions. The total underwriting commission paid to Jefferies through June 30, 2025 was approximately $2.1 million.

Registration Rights Agreement

Concurrently with the June 2025 follow-on offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Baker Brothers Life Sciences, L.P. and 667, L.P. (collectively, the “BBA Funds”), entities affiliated with Atlas Venture (“Atlas”) and entities affiliated with BVF Partners L.P. (“BVF” and, together with the BBA Funds and Atlas, the “Affiliated Entities”), all of which are considered related parties given their affiliation with certain members of the Company's Board of Directors.

Among other things, the Registration Rights Agreement provides the Affiliated Entities with certain “resale” registration rights. The Registration Rights Agreement provides that, subject to certain limitations, upon written request from the Affiliated Entities, beginning on February 28, 2026 the Company will be required to file a registration statement covering the resale of the registrable securities held by the Affiliated Entities. Furthermore, the Affiliated Entities will be entitled to include their registrable securities in a registration statement filed by the Company in connection with a public offering. The Registration Rights Agreement also requires the Company to pay certain expenses relating to such registrations and to indemnify the Affiliated Entities against certain liabilities.

Jefferies Open Market Sale AgreementSM

On October 31, 2024, prior to Dr. Maraganore joining Jefferies, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as its sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Jefferies Sales Agreement. As of June 30, 2025, the Company has not sold any shares of its common stock under the Jefferies Sales Agreement.

Other than the aforementioned items, the Company had no related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements.

12. Income Taxes

Income taxes for the three and six months ended June 30, 2025 and 2024 have been calculated based on an estimated annual effective tax rate and certain discrete items. The Company recorded immaterial income tax expense related to investment income for the three and six months ended June 30, 2025 and 2024.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common stock outstanding for the period. The Company had 15,815,253 and 11,640,594 pre-funded warrants outstanding as of June 30, 2025 and 2024, respectively. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. Due to the nominal exercise price of the pre-funded warrants, they are considered to be outstanding shares of common stock for purposes of the calculation of earnings per share. (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(76,614)	$(42,062)	$(142,195)	$(90,619)
Denominator:
Weighted average common shares outstanding, basic and diluted	65,282,527	61,418,804	65,135,585	60,740,533
Weighted average pre-funded warrants outstanding, basic and diluted	15,166,878	11,640,594	15,163,355	11,168,430
Total weighted average common stock outstanding, basic and diluted	80,449,405	73,059,398	80,298,940	71,908,963
Net loss per share:
Net loss per share, basic and diluted	$(0.95)	$(0.58)	$(1.77)	$(1.26)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2025	2024
Unvested restricted stock	1,275,001	636,585
Options to purchase common stock	10,954,981	9,902,836
Total	12,229,982	10,539,421

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$11,476	$25,650	$33,576	$35,937
Less:
Research and development expenses
External research and development:
STAT6	22,193	11,707	42,798	15,626
TYK2	5,612	5,158	14,505	8,428
IRAK4	1,465	1,421	2,658	3,231
Other external research and development expense (1)	16,262	12,321	32,520	24,019
Research and development compensation and related personnel expense (2)	21,958	18,852	44,007	37,717
Research and development overhead and administrative costs	10,898	9,743	22,155	19,000
General & administrative (3)	17,645	17,373	33,916	31,747
Interest and other expense (4)	108	61	180	5,056
Plus:
Interest income	8,051	8,924	16,968	18,268
Segment net loss	$(76,614)	$(42,062)	$(142,195)	$(90,619)

(1) Certain prior period amounts have been recast to conform with current period presentation.

(2) Research and development compensation and related personnel expense for the three months ended June 30, 2025 and 2024 is inclusive of $8.0 and $7.3 million of stock-based compensation expense, respectively. Research and development compensation and related personnel expense for the six months ended June 30, 2025 and 2024 is inclusive of $15.6 and $13.3 million of stock-based compensation expense, respectively.

(3) General and administrative expense for the three months ended June 30, 2025 and 2024 is inclusive of $7.4 million and $7.1 million of stock-based compensation expense, respectively. General and administrative expense for the six months ended June 30, 2025 and 2024 is inclusive of $14.1 million and $13.0 million of stock-based compensation expense, respectively.

(4) Other expense for the six months ended June 30, 2024 is inclusive of a $4.9 million impairment of long-lived assets.

Depreciation expense for the three months ended June 30, 2025 and 2024 was $1.7 million and $1.9 million respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $3.3 million and $3.4 million respectively. Amortization expense related to right-of-use assets during the three months ended June 30, 2025 and 2024 was $0.4 million and $0.4 million, respectively. Amortization expense related to right-of-use assets during the six months ended June 30, 2025 and 2024 was $0.7 million and $0.8 million, respectively.

15. Subsequent Events

2025 Follow-on Public Offering

In July 2025, subsequent to the balance sheet date, the Company completed a follow-on public offering of its common stock through the closing of the underwriters’ full exercise of their option. The full exercise of the underwriters' option resulted in the issuance and sale of an additional 855,000 shares of common stock resulting in gross proceeds of $37.6 million, before deducting underwriting discounts, commissions, and other estimated offering expenses payable by the Company.

The total gross proceeds including the primary offering, which closed on June 30, 2025, and the aforementioned option exercise, were approximately $288.4 million, before deducting underwriting discounts, commissions, and other estimated offering expenses payable by the Company.

In connection with the closing of the underwriters' full exercise of their option, Jefferies (a related party as discussed in Footnote 11) was paid an additional $0.3 million in customary underwriting discounts and commissions in July of 2025.

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

We are a leader in targeted protein degradation (TPD) a next-generation small molecule therapeutic modality that engages the body’s natural cellular recycling system to selectively eliminate disease-causing proteins. Our objective is to develop molecules that are both potent and highly selective, creating the potential for our medicines to uniquely address diseases that are poorly served by current treatment options. To date, we have progressed five programs into clinical development and expect to advance at least one new molecular entity into clinical testing annually. We intend to leverage our drug development expertise to become a fully integrated biopharmaceutical company with an industry-leading pipeline of novel medicines.

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

Our publicly disclosed immunology programs target STAT6, IRF5 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, which is currently being evaluated in patients with Atopic Dermatitis (AD) as part of our BroADen Phase 1b clinical trial. In May 2025, we announced KT-579, our lead molecule in our IRF5 program, which is currently in IND-enabling studies. We are collaborating with Sanofi S.A. (“Sanofi”) on the development of drug candidates targeting IRAK4. In June Sanofi communicated its decision to exercise its full participation election under the terms of the companies’ collaboration agreement, and to advance our next-generation IRAK4 degrader, KT-485/SAR447971, into clinical testing. As a result, Sanofi intends to stop development of KT-474. In June 2025, we announced a strategic collaboration with Gilead Sciences, Inc. (“Gilead”) to develop novel oral molecular glue degraders for cyclin-dependent kinase 2 (CDK2). In May 2025 we announced our strategic decision not to advance our TYK2 degrader, KT-295, into clinical development, even though we completed IND-enabling activities with no adverse findings in any of our studies, to dedicate more human and capital resources to our other immunology programs, as well as to extend our cash runway. Our additional pipeline programs focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

In addition to our immunology focus, we also have research initiatives in other therapeutic areas. Additionally, we believe many of our key discovery and development capabilities have broad applicability, creating an opportunity for us to develop impactful therapeutics leveraging small-molecule modalities in addition to TPD.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $2.06 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our subsequent follow-on offerings and private placement offering, our prior sales agreement with Cowen and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $223.9 million and $147.0 million for the years ended December 31, 2024 and 2023, respectively. We reported net losses of $76.6 million and $42.1 million for the three months ended June 30, 2025 and 2024, respectively and $142.2 million and $90.6 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $896.8 million and $754.6 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $963.1 million. We believe the existing cash, cash equivalents and marketable securities on hand, plus net proceeds received from the exercise of the underwriters’ option in our June 2025 follow-on offering and our upfront payment from Gilead received in July, will be sufficient to fund our operations into the second half of 2028, beyond multiple clinical inflection points in our pipeline. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” below.

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

Gilead Agreement

On June 25, 2025, the Company entered into an exclusive option and license agreement (the “Gilead Agreement”) with Gilead Sciences, Inc. (“Gilead”), to jointly collaborate on developing novel molecular glue degraders directed against cyclin-dependent kinase 2 (“CDK2”). Under the Gilead Agreement, the Company granted to Gilead an exclusive option, exercisable during a defined option period, to exercise an exclusive, worldwide license to develop, manufacture, and commercialize certain CDK2 degraders generated under the collaboration.

Pursuant to the Gilead Agreement, the Company is responsible for all discovery and preclinical research activities through the delivery of a complete data package as defined in the agreement. If Gilead exercises its option to license the program, Gilead will have global rights to develop, manufacture and commercialize all products resulting from the collaboration.

If Gilead does not exercise the option during the option period defined in the agreement, then the Gilead Agreement will terminate. Following option exercise, the Gilead Agreement will expire on a product-by-product and country-by-country basis upon the expiration of all royalty obligations under the agreement. Gilead may terminate the agreement for convenience upon advance written notice. Each party may also terminate the agreement for material breach, insolvency, and the agreement may be terminated for certain other customary reasons, including Gilead’s right to terminate certain provisions of the agreement following a change of control of the Company.

In consideration for the exclusive option and rights granted under the Gilead Agreement, the Company received a non-refundable upfront payment of $40.0 million. In addition, if Gilead exercises the option, the Company is entitled to receive an option exercise payment of $45.0 million and will be eligible to receive up to $665.0 million upon the achievement of certain development, regulatory and commercial milestones. The Company is also eligible to receive tiered royalties on net sales by Gilead ranging from high single-digit to mid-teen percentages, subject to customary reductions in certain circumstances.

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

In June 2025, Sanofi communicated its decision to exercise its full participation election under the terms of the companies’ collaboration agreement, and to advance our next-generation IRAK4 degrader, KT-485/SAR447971, into clinical testing. As a result, Sanofi intends to stop development of KT474. In connection with the IRAK4 program, the Company remains eligible to receive up to $975 million in development and commercial milestones upon the achievement of certain developmental or regulatory events and upon the achievement of certain net sales thresholds.

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

Results of Operations

Comparison of three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
	2025	2024
	(in thousands)
Collaboration revenue	$11,476	$25,650	$(14,174)
Operating expenses:
Research and development	78,388	59,202	19,186
General and administrative	17,645	17,373	272
Total operating expenses	96,033	76,575	19,458
Loss from operations	(84,557)	(50,925)	(33,632)
Other income, net	7,943	8,863	(920)
Net loss	$(76,614)	$(42,062)	$(34,552)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $11.5 million and $25.7 million for the three months ended June 30, 2025 and 2024, respectively, all of which is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended June 30,		Change
	2025	2024
	(in thousands)
External research and development costs:
STAT6	$22,193	$11,707	$10,486
TYK2	5,612	5,158	454
IRAK4	1,465	1,421	44
Other	16,262	12,321	3,941
Research and development compensation and related personnel expense	21,958	18,852	3,106
Research and development overhead and administrative costs	10,898	9,743	1,155
Total research and development expenses	$78,388	$59,202	$19,186

Research and development expenses were $78.4 million for the three months ended June 30, 2025, compared to $59.2 for the three months ended June 30, 2024. The increase of $19.2 million was primarily due to a $10.5 million increase in costs related to our STAT6 program, a $4.3 million increase in personnel, stock-based compensation, occupancy, and other internal costs due to increase investment in employee talent and facilities in the research and development functions and a $4.5 million increase in costs related to our TYK2, IRAK4, and discovery and other programs.

General and administrative expenses

General and administrative expenses were $17.6 million for the three months ended June 30, 2025, compared to $17.4 miilion for the three months ended June 30, 2024. This increase of $0.2 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $7.4 million and $7.1 million for the three months ended June 30, 2025 and 2024, respectively.

Other Income, Net

Other income, net was $7.9 million for the three months ended June 30, 2025, compared to $8.9 million for the three months ended June 30, 2024. The $1.0 million decrease was primarily due to prevailing interest rates in the respective periods.

Comparison of six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
	2025	2024
	(in thousands)
Revenue—from related parties	$33,576	$35,937	$(2,361)
Operating expenses:
Research and development	158,643	108,021	50,622
General and administrative	33,916	31,747	2,169
Impairment of long-lived assets	—	4,925	(4,925)
Total operating expenses	192,559	144,693	47,866
Loss from operations	(158,983)	(108,756)	(50,227)
Other income, net	16,788	18,137	(1,349)
Net loss	$(142,195)	$(90,619)	$(51,576)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $33.6 million and $35.9 million for the six months ended June 30, 2025 and 2024, respectively, all of which is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Six Months Ended June 30,		Change
	2025	2024
	(in thousands)
External research and development costs:
STAT6	$42,798	$15,626	$27,172
TYK2	14,505	8,428	6,077
IRAK4	2,658	3,231	(573)
Other	32,520	24,019	8,501
Research and development compensation and related personnel expense	44,007	37,717	6,290
Research and development overhead and administrative costs	22,155	19,000	3,155
Total research and development expenses	$158,643	$108,021	$50,622

Research and development expenses were $158.6 million for the six months ended June 30, 2025, compared to $108.0 million for the six months ended June 30, 2024. The increase of $50.6 million was primarily due to an increase of $27.2 million in costs related to our STAT6 program, an increase in costs of $14.8 million related to personnel, stock-based compensation, occupancy, and other internal costs in the research and development function, as well as an increase in costs of $6.1 million and $8.5 million related to our TYK2 and our discovery and other programs respectively. These costs were partially offest by a decrease in costs related to our IRAK4 program of $0.6 million.

General and administrative expenses

General and administrative expenses were $33.9 million for the six months ended June 30, 2025, compared to $31.7 million for the six months ended June 30, 2024. The $2.2 million increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $14.1 million and $13.0 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Impairment of long-lived assets

There was no impairment on long-lived assets for the six months ended June 30, 2025, compared to $4.9 million for six months ended June 30, 2024. The decrease of $4.9 million was as a result of the occupancy of the 2021 Lease facility in February of 2024 and the corresponding exit of the 2019 Lease facility, resulting in an impairment charge of $4.9 million in the six months ended June 30, 2024.

Other Income, Net

Other income, net was $16.8 million for the six months ended June 30, 2025, compared to $18.1 million for the six months ended June 30, 2024. The $1.3 million decrease was primarily due to the prevailing interests rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $2.06 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our follow-on offerings and private placement offering, our prior sales agreement with Cowen, and through our corporate collaborations. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $963.1 million.

In October 2021, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. As of June 30, 2025, we have sold 1,519,453 shares of common stock under the Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. As of June 30, 2025, we have not sold any shares of common stock under the Jefferies Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(139,034)	$(82,527)
Cash provided by (used in) investing activities	108,636	(314,965)
Cash provided by financing activities	245,984	355,168
Net decrease in cash, cash equivalents and restricted cash	$215,586	$(42,324)

Cash Flow used in Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $139.0 million, primarily resulting from our net loss of $142.2 million during the period and a $26.0 million net decrease in other operating assets and liabilities primarily driven by changes in contract assets, deferred revenue, accounts payable, accrued expenses and operating lease liabilities. This was partially offset by adjustments for non-cash items of $29.1 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-sale-securities).

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

Cash Flow provided by Investing Activities

During the six months ended June 30, 2025, cash provided by investing activities was $108.6 million comprised of maturities of marketable securities of $251.7 million, partially offset by purchases of marketable securities of $141.9 million and purchases of property and equipment of $1.2 million.

During the six months ended June 30, 2024, cash used in investing activities was $315.0 million comprised of purchases of marketable securities of $526.9 million and purchases of property and equipment of $12.1 million, partially offset by maturities of marketable securities of $224.0 million.

Cash Flow provided by Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $246.0 million, consisting of $237.3 million in proceeds from the issuance of common stock and accompanying pre-funded warrants, net of offering costs, $8.2 million in proceeds from the exercise of employee stock options, $1.1 million of proceeds from our employee stock purchase plan, partially offset by finance lease payments of $0.7 million.

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

We believe the existing cash, cash equivalents and marketable securities of $963.1 million as of June 30, 2025, plus net proceeds received from the exercise of the underwriters’ option in our June 2025 follow-on offering and our upfront payment from Gilead received in July, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

As of June 30, 2025, the Company had outstanding pre-funded warrants to purchase 15,815,253 shares of common stock, each with an exercise price of $0.0001 per share. These warrants can be exercised at any time at the discretion of the holders, subject to certain ownership limitations. While the potential exercise of these pre-funded warrants would result in the issuance of additional shares, thus increasing the total shares outstanding, their nominal exercise price means they are already considered outstanding for purposes of calculating the Company’s weighted average common stock outstanding and earnings per share. Due to the minimal exercise price, the Company doesn't anticipate significant additional cash proceeds upon exercise and consequently does not expect the exercise of these warrants to materially affect its liquidity, capital resources, or overall financial condition.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 27, 2025.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2025, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have incurred significant operating losses. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors, collaborators in private equity financings, upfront payments under our collaborations and sales of our common stock in our initial public offering, or IPO, and multiple public and private offerings of common stock and our at-the market sales program. As of June 30, 2025, our cash and cash equivalents and marketable securities were $963.1 million. In July 2025, we received approximately $37.6 million, before deducting underwriting discounts and commissions and estimated offering expenses, from the exercise of the underwriters’ option in our June 2025 public offering and an upfront payment of $40 million in connection with our Gilead Option and License Agreement. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $896.8 million as of June 30, 2025. For the years ended December 31, 2024, 2023 and 2022, we reported net losses of $223.9 million, $147.0 million and $154.8 million, respectively. We reported net losses of $76.6 million and $142.2 million for the three and six months ended June 30, 2025 respectively, and $42.1 million and $90.6 million for the three and six months ended June 30, 2024, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of June 30, 2025 we had approximately $963.1 million of cash and cash equivalents and marketable securities. In July 2025, we received approximately $37.6 million, before deducting underwriting discounts and commissions and estimated offering expenses, from the exercise of the underwriters’ option in our June 2025 public offering and an upfront payment of $40.0 million in connection with our Gilead Option and License Agreement. We expect that the approximately $963.1 million of cash and cash equivalents and marketable securities as of June 30, 2025, plus net proceeds received from the exercise of the underwriters’ option in our June 2025 follow-on offering and our upfront payment from Gilead received in July, will be sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Preclinical and Clinical Development

We are very early in our development efforts and our STAT6 program is in early clinical development with additional programs in preclinical development. If we are unable to advance our programs into and through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Our ability to become profitable depends upon our ability to generate revenue. To date, while we have generated collaboration revenue, we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we can advance and complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

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

Because we have limited financial and management resources, we focus on a limited number of research programs and product candidates. We are currently focused on our immunology portfolio, consisting of our STAT6, IRF5 and IRAK4 programs, which target key signaling pathways implicated in multiple inflammatory and autoimmune diseases, as well our CDK2 program in oncology. In some instances, we may decide to discontinue our investment in programs. For example, in May 2025 we made the strategic decision to not advance KT-295 (TYK2) into further clinical development. Additionally, in June 2025, we announced our partner Sanofi’s decisions to discontinue the development of KT-474 (IRAK4) in order to prioritize the development of a second generation IRAK4 degrader, KT-485. As a result, we or our collaborators may forego or delay pursuit of opportunities with other current or future product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and current or future product candidates for specific indications may not yield any commercially viable drugs. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the preclinical results to support an IND submission for KT-579 in 2025 and ongoing clinical trial of KT-621 and planned clinical trials of KT-485 and KT-579, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-621 and KT-579, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-579, we do not know whether any of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies KT-621 demonstrated full inhibition of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that was superior to dupilumab, and equivalent or superior activity to dupilumab. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Additionally, our planned or future clinical trials may utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial, may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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
•
the potential negative affect on the operations of our third-party manufacturers and the supply chain for our product candidates;
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

Legislative proposals have previously been considered that, if enacted, would have negatively impacted U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. This includes proposed legislation previously pending in the U.S. Senate and House of Representatives; and while similar proposals are not currently pending, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Though we do not currently receive U.S. government funding, we regularly evaluate steps to mitigate any potential impact of any future stricter legislation towards foreign entities providing services to U.S. based companies. Depending on the terms of any final legislation that may be enacted, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts.

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

We or our collaborators may seek approval of KT-621, KT-579 or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We or our collaborators may seek accelerated approval of KT-621, KT-579, or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. These changes have been reported by some within the pharmaceutical industry as creating instances of in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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
•
the availability of capital.

Most recently, the current Administration has issued several Executive Orders on drug pricing. On April 15, 2025, the administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the current Administration also published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. The Executive Order also directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price.

It also directs the government to take steps to ensure foreign countries are also not engaged in suppressing the price of drug products. Notably, a similar “Most Favored Nation” pricing rule enacted under a former Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by a former Administration in August 2021. FDA Commissioner Makary also announced in July 2025 that FDA is contemplating a fast-track priority review voucher for drugs whose manufacturers commit to setting a price in line with drug pricing offered in economically similarly situated countries around the world. The effects of these proposals and how these proposals will be implemented are not yet known.

Further, the Inflation Reduction Act of 2022 was recently revised to broaden the exemption from the drug price negotiation program for drugs with orphan designations. Previously under the IRA, orphan drugs were exempted from the Medicare drug price negotiation program; but this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that rare disease or condition. If a product were to receive multiple orphan designations or had multiple approved indications, it would not have qualified for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program.

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

Companies developing small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., and Foghorn Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. In particular, several pharmaceutical companies have announced partnerships around programs targeting STAT6, including Sanofi, Johnson & Johnson and Gilead. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our IRAK4, STAT6, IRF5, and CDK2 programs. Many of these indications already have approved standards of care which may include more traditional therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our protein degrader therapies are favorable to existing therapeutics.

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

Although we designed the Phase 1 trials of KT-621 and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally and in some instances we or our collaborators or other third parties on which we rely on depend on China-based suppliers or services providers for certain raw materials, products and services and other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions.

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

We have entered into a collaboration and licensing arrangement with Sanofi with respect to our IRAK4 program and Gilead with respect to our CDK2 program and we may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

For example, we granted our collaboration partner Gilead an exclusive option for an exclusive license with respect to our CDK2 program, and future payments under our licensing arrangement with Gilead are contingent upon Gilead’s exercise of this option. In addition, Sanofi has significant discretion in determining the efforts and resources that it will apply to advance clinical trials of KT-485. As a result of the factors noted above, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships or acquisitions, collaborations or license arrangements we may enter into, which could delay our timelines or otherwise adversely affect our business.

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

Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary TPD expertise, and our STAT6, IRAK4, IRF5, and CDK2 programs, which are our most advanced development programs, as well as our proprietary compound library, and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

As of June 30, 2025, we had 218 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert management’s time and financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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
•
announcements regarding our collaboration agreements, including announcements regarding our collaboration agreement with Sanofi and Gilead;
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

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. In 2025, the United States imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the United States and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as "reciprocal" tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

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

As of June 30, 2025, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of June 30, 2025, approximately 15,815,253 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 12,229,982 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Pursuant to our prior sales agreement, or Cowen Sales Agreement, with Cowen and Company, LLC, or Cowen, we had the ability to offer and sell up to an aggregate amount of $250.0 million of our common stock from time to time in “at-the-market” offerings, subject to the limitations thereof. From October 1, 2021 through the date of its termination in October 2024, we sold 1,519,453 shares of common stock through the Cowen Sales Agreement for an aggregate of approximately $50 million.

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

The U.S. Congress or the current administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Since the start of the current administration in 2025, there have been significant changes to U.S. trade, healthcare, immigration and government regulatory policy and additional changes are likely. For example, the U.S. government has also imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any new future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2025, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jared Gollob Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (June 2, 2025)	December 31, 2026	111,997	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2025.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2025).

10.1

Registration Rights Agreement among Kymera Therapeutics, Inc. and certain of its stockholders, dated June 26, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2025).

10.2†	Letter between the Registrant and Genzyme Corporation, dated as of April 10, 2025.

10.3#	Amended and Restated Non-Employee Director Compensation Policy dated June 25, 2025.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Kymera Therapeutics, Inc.

Date: August 11, 2025	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: August 11, 2025	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer