Form 10-Q
period 2025-09-30
Kymera Therapeutics, Inc.
filed 2025-11-04
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 71,949,027 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$112,949	$120,256
Marketable securities (Note 4)	392,733	368,488
Contract assets	—	947
Prepaid expenses and other current assets	22,616	20,577
Total current assets	528,298	510,268
Marketable securities, non-current (Note 4)	473,055	362,159
Property and equipment, net (Note 6)	45,128	50,457
Right-of-use assets, operating leases	42,947	47,407
Other non-current assets	6,828	1,950
Restricted cash	5,788	5,794
Total assets	$1,102,044	$978,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,506	$5,989
Accrued expenses (Note 8)	28,639	34,867
Deferred revenue	23,279	13,576
Operating lease liabilities	11,853	11,594
Finance lease liabilities	1,890	1,518
Other current liabilities	408	223
Total current liabilities	71,575	67,767
Non-current liabilities
Deferred revenue, net of current portion	13,957	—
Operating lease liabilities, net of current portion	68,450	72,423
Finance lease liabilities, net of current portion	1,804	2,226
Total liabilities	155,786	142,416
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2025 and December 31, 2024, 71,741,174 and 64,890,193 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	1,923,730	1,591,707
Accumulated deficit	(978,980)	(754,610)
Accumulated other comprehensive loss	1,501	(1,485)
Total stockholders’ equity	946,258	835,619
Total liabilities and stockholders’ equity	$1,102,044	$978,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2025 and 2024

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$2,764	$3,741	$36,341	$39,678
Operating expenses:
Research and development	$74,094	$60,410	$232,737	$168,431
General and administrative	17,336	15,455	51,252	47,202
Impairment of long-lived assets	3,855	—	3,855	4,925
Total operating expenses	95,285	75,865	287,844	220,558
Loss from operations	(92,521)	(72,124)	(251,503)	(180,880)
Other income (expense):
Interest and other income	10,444	9,697	27,413	27,964
Interest and other expense	(98)	(60)	(280)	(190)
Total other income:	10,346	9,637	27,133	27,774
Net loss	$(82,175)	$(62,487)	$(224,370)	$(153,106)
Other comprehensive loss:
Unrealized gain on marketable securities	1,222	4,030	2,986	2,483
Total comprehensive loss	$(80,953)	$(58,457)	$(221,384)	$(150,623)

Net loss	$(82,175)	$(62,487)	$(224,370)	$(153,106)
Net loss per share, basic and diluted	$(0.94)	$(0.82)	$(2.71)	$(2.09)
Weighted average common stock outstanding, basic and diluted	87,300,286	76,125,975	82,653,142	73,330,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2025 and 2024

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at June 30, 2024	61,572,383	$6	$1,308,388	$(621,371)	$(2,099)	$684,924
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12.2 million	2,830,533	1	246,505	—	—	246,506
Exercise of stock options	340,482	—	5,053	—	—	5,053
Vesting restricted stock	4,828	—	—	—	—	-
Stock-based compensation expense	—	—	14,904	—	—	14,904
Unrealized gain on marketable securities	—	—	—	—	4,030	4,030
Net loss	—	—	—	(62,487)	—	(62,487)
Balance at September 30, 2024	64,748,226	$7	$1,574,850	$(683,858)	$1,931	$892,930

Balance at June 30, 2025	70,557,442	$7	$1,867,999	$(896,805)	$279	$971,480
Issuance of common stock from June 2025 public offering, net of issuance costs of $2.2 million	855,000	—	35,376	—	—	35,376
Exercise of stock options	275,484	—	4,553	—	—	4,553
Vesting restricted stock	53,248	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	15,802	—	—	15,802
Unrealized gain on marketable securities	—	—	—	—	1,222	1,222
Net loss	—	—	—	(82,175)	—	(82,175)
Balance at September 30, 2025	71,741,174	$7	$1,923,730	$(978,980)	$1,501	$946,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2025 and 2024

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2023	55,585,305	$6	$926,269	$(530,752)	$(552)	$394,971
Issuance of common stock and accompanying pre-funded warrants from public offering, net of issuance costs of $14.9 million	3,884,158	—	301,373	—	—	301,373
Issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	1,519,453	—	48,740	—	—	48,740
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12.2 million	2,830,533	1	246,505	—	—	246,506
Exercise of stock options	695,821	—	9,616	—	—	9,616
Vesting restricted stock	168,731	—	—	—	—	—
Issuance of shares under employee stock purchase plan	64,225	—	1,134	—		1,134
Stock-based compensation expense	—	—	41,213	—	—	41,213
Unrealized gain on marketable securities	—	—	—	—	2,483	2,483
Net loss	—	—	—	(153,106)	—	(153,106)
Balance at September 30, 2024	64,748,226	$7	$1,574,850	$(683,858)	$1,931	$892,930

Balance at December 31, 2024	64,890,193	$7	$1,591,707	$(754,610)	$(1,485)	$835,619
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $15.7 million	5,899,500	—	272,671	—	—	272,671
Exercise of stock options	629,222	—	12,789	—	—	12,789
Vesting restricted stock	278,130	—	—	—	—	—
Issuance of shares under employee stock purchase plan	44,129	—	1,112	—	—	1,112
Stock-based compensation expense	—	—	45,451	—	—	45,451
Unrealized gain on marketable securities	—	—	—	—	2,986	2,986
Net loss	—	—	—	(224,370)	—	(224,370)
Balance at September 30, 2025	71,741,174	$7	$1,923,730	$(978,980)	$1,501	$946,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2025 and 2024

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(224,370)	$(153,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45,451	41,213
Lease impairment charge	3,855	4,925
Depreciation and amortization	6,281	5,386
Premiums and discounts on available-for-sale marketable securities	(6,834)	(10,716)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,039)	(5,754)
Accounts receivable	—	15,000
Contract asset	947	2,445
Other non-current assets	(4,878)	2,118
Accounts payable	(483)	198
Accrued expenses and other current liabilities	(6,275)	(4,842)
Deferred revenue	23,660	(34,627)
Operating lease right-of-use assets	2,070	1,883
Operating lease liabilities	(3,713)	3,048
Other assets and liabilities	184	112
Net cash used in operating activities	(166,144)	(132,717)
Investing activities
Purchase of property and equipment, net	(1,343)	(11,902)
Purchases of investments	(509,465)	(822,804)
Maturities of investments	384,145	362,061
Net cash used in investing activities	(126,663)	(472,645)
Financing activities
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14.9 million	—	301,373
Proceeds from issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	—	48,740
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12.2 million	—	246,506
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $15.7 million	272,671	—
Proceeds from stock option exercises	12,789	9,616
Proceeds from employee stock purchase plan	1,112	1,134
Payments on finance leases	(1,078)	(1,283)
Net cash provided by financing activities	285,494	606,086
Net increase in cash, cash equivalents and restricted cash	(7,313)	724
Cash, cash equivalents and restricted cash at beginning of period	126,050	115,777
Cash, cash equivalents and restricted cash at end of period	$118,737	$116,501
Supplemental disclosure of cash flow activities
Cash paid for interest	$237	$144
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$1,028	$744
Purchase of property and equipment through finance lease	$107	$1,793

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30,
	2025	2024
Cash and cash equivalents	$112,949	$110,718
Restricted cash	5,788	5,783
Total cash, cash equivalents, and restricted cash	$118,737	$116,501

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $979.0 million as of September 30, 2025. The Company has funded these losses principally through the issuance and sale of its convertible preferred stock to outside investors and collaborators in private equity financings, its initial public offering, or IPO, follow-on offerings, Private Investment in Public Equity, or PIPE offering, and at-the market sales programs as well as from cash proceeds received in connection with the Company’s corporate collaboration agreements (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $978.7 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2025, no pre-funded warrants were exercised. As of September 30, 2025, there were 15,815,253 pre-funded warrants outstanding.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of September 30, 2025, the results of operations and equity for the three and nine months ended September 30, 2025, and cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ended December 31, 2025 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2024 Annual Report on Form 10-K.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at September 30, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$98,459	$—	$—	$98,459
US government agencies	—	2,977	—	2,977
Commercial Paper	—	5,974	—	5,974
Marketable securities, current
US treasuries	107,665	—	—	107,665
US government agencies	—	82,116	—	82,116
Commercial Paper	—	10,684	—	10,684
Corporate bonds	—	192,268	—	192,268
Marketable securities, non-current
US treasuries	81,433	—	—	81,433
US government agencies	—	140,776	—	140,776
Corporate bonds	—	250,846	—	250,846
Restricted cash	5,788	—	—	5,788
Total	$293,345	$685,641	$—	$978,986

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$106,234	$—	$—	$106,234
US treasuries	1,497	—	—	1,497
US government agencies	—	9,925	—	9,925
Marketable securities, current
US treasuries	96,442	—	—	96,442
US government agencies	—	42,068	—	42,068
Commercial Paper	—	15,851	—	15,851
Corporate bonds	—	214,127	—	214,127
Marketable securities, non-current
US treasuries	62,022	—	—	62,022
US government agencies	—	135,749	—	135,749
Corporate bonds	—	164,388	—	164,388
Restricted cash	5,794	—	—	5,794
Total	$271,989	$582,108	$—	$854,097

During the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at September 30, 2025 and December 31, 2024 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2025
US treasury securities	$188,647	$479	$(28)	$189,098
US government agencies	222,856	181	(145)	222,892
Commercial Paper	10,683	1	—	10,684
Corporate securities	442,099	1,091	(77)	443,113
Total	$864,285	$1,752	$(250)	$865,787

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
US treasury securities	$158,518	$190	$(244)	$158,464
US government agencies	179,030	33	(1,248)	177,815
Commercial Paper	15,847	5	—	15,852
Corporate securities	378,736	424	(644)	378,516
Total	$732,131	$652	$(2,136)	$730,647

As of September 30, 2025, the Company held 51 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $143.3 million. As of December 31, 2024, the Company held 121 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $342.1 million. As of September 30, 2025, the Company held 24 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $72.1 million. As of December 31, 2024, the Company held 4 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $7.6 million.

As of September 30, 2025 the Company had 124 securities with a fair value of $392.7 million with a contractual maturity of less than 12 months and 166 securities with a fair value of $473.1 million with a contractual maturity of greater than 12 months. As of December 31, 2024, the Company had 129 securities with a fair value of $368.5 million with a contractual maturity of less than 12 months and 116 securities with a fair value of $362.2 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of September 30, 2025 and December 31, 2024.

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

The option to acquire an exclusive license to the program was evaluated as a material right. The Company determined that the option to acquire an exclusive license in the future was not priced at a discount, and that the option exercise fee is at or above the standalone selling price for research at this stage of development; as such, the options and the underlying licenses are excluded from the performance obligation and the option exercise fees are excluded from the transaction price until the underlying option is exercised. That is, one performance obligation was identified, the discovery and preclinical research activities.

The Company determined the total transaction price to be $40.0 million, which represents the upfront payment. The option exercise payment and all future milestone and royalty payments are excluded from the initial transaction price as they are contingent on future events and were deemed constrained due to the uncertainty of achievement and the Company’s limited control over their occurrence.

The Company recognizes revenue associated with the performance obligation as the discovery and preclinical research activities are provided using an input method, according to costs incurred and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. In the three and nine months ended September 30, 2025, the Company recognized $2.8 million in revenue under the Gilead Agreement. In the three and nine months ended September 30, 2024, the Company did not recognize any revenue under the Gilead Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue as of September 30, 2025 and December 31, 2024 was $37.2 million and $0, respectively. This increase was the result of an increase of $40.0 million from the entering into of the agreement in the second quarter of 2025 partially offset by the revenue recognized in the three and nine months ended September 30, 2025. The remaining deferred revenue of $37.2 million will be recognized over the remainder of the estimated research period, which is expected to conclude within the next 1.5 years.

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

With Sanofi's exercise of its full participation election under the agreement for Collaboration Target 1, the performance obligation associated with Collaboration Target 1 has been fully satisfied as of September 30, 2025. The performance obligation associated with Collaboration Target 2 has been fully satisfied.

In the three months ended September 30, 2025, the Company did not recognize any revenue associated with the Sanofi collaboration. In the nine months ended September 30, 2025, the Company recognized $33.6 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the three months ended September 30, 2024, the Company recognized $3.7 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. In the nine months ended September 30, 2024, the Company recognized $39.7 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. Of the $33.6 million of revenue recognized in the nine months ended September 30, 2025, $13.6 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2024. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at September 30, 2025 and December 31, 2024 is $0 and $13.6 million, respectively. This decrease was the result of on-going activity under the collaboration agreement as well as a $11.5 million cumulative catch-up to revenue related to the Company satisfying the performance obligation under Collaboration Target 1. During the nine months ended September 30, 2025, the Company received $0.9 million in cost reimbursement payments.

In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. During the three and nine month periods ended September 30, 2025, the Company recognized $0.0 million and $23.6 million of revenue from the unconstrained milestones, respectively. As of September 30, 2025, all of the $75.0 million of consideration has been recorded as revenue.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. There was no revenue recognized during the three and nine months ended September 30, 2025 and 2024. There were no unsatisfied performance obligations as of September 30, 2025. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligation and recorded in deferred revenue is $0 at both September 30, 2025 and December 31, 2024.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the nine months ended September 30, 2025 (in thousands):

	Balance at December 31, 2024	Additions	Deductions	Balance at September 30, 2025
Accounts receivable and contract assets:
Billed receivables - Sanofi	$—	$20,947	$(20,947)	$—
Unbilled receivables - Sanofi	947	20,000	(20,947)	—
Billed receivables - Gilead	—	40,000	(40,000)	—
Total accounts receivable and contract assets	$947	$80,947	$(81,894)	$—
Contract liabilities:
Deferred revenue - Sanofi	$13,576	$20,000	$(33,576)	$—
Deferred revenue - Gilead	—	40,000	(2,764)	37,236
Total contract liabilities	$13,576	$60,000	$(36,340)	$37,236

6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Lab and office equipment under finance right-of-use asset	$8,802	$7,773
Lab equipment	11,388	10,526
Computer equipment	966	966
Furniture & fixtures	3,414	3,255
Leasehold improvements	42,913	44,010
Assets not yet in service	—	—
Total property and equipment	67,483	66,530
Less accumulated depreciation	(22,355)	(16,073)
Property and equipment, net	$45,128	$50,457

Depreciation expense for the three months ended September 30, 2025 and 2024 was $2.1 million and $2.0 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $5.4 million and $5.4 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $8.8 million and $7.8 million and accumulated amortization expense of $5.3 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively.

Amortization expense related to right-of-use assets during the three months ended September 30, 2025 and 2024 was $0.4 million and $0.3 million, respectively. Amortization expense related to right-of-use assets during the nine months ended September 30, 2025 and 2024 was $1.2 million and $1.1 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of September 30, 2025 and December 31, 2024. The letter of credit totaled $1.3 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of September 30, 2025 and December 31, 2024.

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

Upon occupancy of the 2021 Lease facility in February of 2024, the Company exited the 2019 Lease facility and is actively looking to sublease the entire facility for the remaining noncancellable lease term through March 31, 2030. These actions resulted in an impairment charge of $4.9 million in the three months ended March 31, 2024. During the three months ended September 30, 2025, given the continued vacancy of the space and further declining market conditions related to office and lab space, the Company revised its estimate of the fair value of the asset group associated with the 2021 Lease facility. This resulted in an incremental impairment charge of $3.9 million. The Company will continue to evaluate the potential recovery of the asset group under sublease scenarios, and thus it is possible that further additional impairments could be identified in future periods, and such amounts could be material.

The impairment charges reduce the carrying value of the associated ROU asset, leasehold improvements and certain furniture and fixture assets that remained in the facility to their estimated fair values. In both periods, the fair values were estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on estimated sublease market rent, which are considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$2,452	$2,493	$7,388	$7,484
Finance lease costs:
Amortization of right-to-use assets, finance leases	440	314	1,186	1,109
Interest expense for finance lease liabilities	85	52	237	137
Variable lease costs	1,462	1,421	4,505	4,011
Total lease costs	$4,439	$4,280	$13,316	$12,741

Supplemental cash flow information relating to the Company’s leases for the nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9,031	$6,570
Operating cash flows used in finance leases	$1,077	$1,010
Financing cash flows used in finance leases	$237	$137

Weighted average remaining lease terms and discount rates as of September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Remaining lease term:
Operating lease	8.84 years	9.78 years
Finance lease	2.35 years	2.57 years
Discount Rate:
Operating lease	8.70%	8.72%
Finance lease	8.78%	8.58%

The undiscounted future lease payments for operating and finance leases as of September 30, 2025, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2025 (fourth quarter)	$3,042	$491
2026	12,436	1,885
2027	12,809	1,180
2028	13,193	449
2029	13,589	72
Thereafter	60,835	—
Total minimum lease payments	$115,904	$4,077
Less amounts representing interest or imputed interest	(35,601)	(383)
Present value of lease liabilities	$80,303	$3,694

8. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Research and development expenses	$14,555	$17,801
Payroll and payroll-related	11,722	14,028
Professional fees	2,095	2,682
Other	267	356
Accrued expenses	$28,639	$34,867

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2025 or December 31, 2024.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In June 2024, in connection with the Company's 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. As of September 30, 2025, there were an aggregate of 4,138,724 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2025, there were an aggregate 2,318,998 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan for service and performance based vesting conditions during the nine months ended September 30, 2025 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,447,790	$32.73	7.37	$97,715
Granted	2,334,339
Exercised	(629,222)
Forfeited	(609,314)
Outstanding at September 30, 2025	10,543,593	$33.03	7.24	$250,055
Exercisable at September 30, 2025	7,019,386	$31.89	6.41	$174,944

The intrinsic value of stock options exercised during the three months ended September 30, 2025 and 2024 was $8.6 million and $10.4 million, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was $16.0 million and $19.0 million, respectively.

The weighted-average fair value of options granted during the three months ended September 30, 2025 and 2024 was $33.67 and $29.36 respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2025 and 2024 was $22.73 and $26.03 respectively.

As of September 30, 2025, the total unrecognized stock-based compensation expense for unvested stock options was $73.5 million, with a weighted average recognition period of 2.1 years.

During the first quarter of 2025, the Company began granting performance stock options, or PSOs, under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s executive officers and management team. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the Target Amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the Target Amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. During the nine months ended September 30, 2025, the Company granted 88,000 PSOs with a weighted average strike price of $30.17. As of September 30, 2025, there are 88,000 PSOs outstanding with a weighted average strike price of $30.17. As of September 30, 2025 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no stock based compensation has been recorded for PSOs.

The following table outlines our equity-based compensation expense for stock options for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$5,919	$5,950	$17,615	$16,925
General and administrative	6,626	6,432	18,891	18,060
Total equity-based compensation	$12,545	$12,382	$36,506	$34,985

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.08	6.08	5.86	5.79
Volatility	94%	67%	79%	65%
Risk-free interest rate	3.81%	3.69%	3.98%	4.12%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the nine months ended September 30, 2025 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2024	749,604	$32.24
Granted	1,048,773	33.00
Vested	(278,130)	29.75
Forfeited	(154,235)	32.04
Unvested at September 30, 2025	1,366,012	$33.35

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

During the three months ended September 30, 2025 and 2024, the Company did not grant any restricted stock units with performance based vesting conditions. During the nine months ended September 30, 2025 and 2024, the Company granted 285,723 and zero restricted stock units, respectively with performance based vesting conditions. As of September 30, 2025, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no stock based compensation has been recorded for PSUs.

During the three months ended September 30, 2025 and 2024, the Company granted 243,950 and 152,288 restricted stock units, respectively, with service based vesting conditions. During the nine months ended September 30, 2025 and 2024, the Company granted 763,050 and 396,272 restricted stock units, respectively with service based vesting conditions. As of September 30, 2025, the total unrecognized stock-based compensation expense for unvested restricted stock was $31.3 million with a weighted average recognition period of 2.8 years.

During the three months ended September 30, 2025 the Company recognized approximately $2.8 million of expense for restricted stock of which $2.3 million and $0.5 million was recorded in research and development and general and administrative expense, respectively. During the nine months ended September 30, 2025 the Company recognized approximately $8.0 million of expense for restricted stock of which $5.8 million and $2.2 million was recorded in research and development and general and administrative expense, respectively. During the three months ended September 30, 2024 the Company recognized approximately $2.3 million of expense for restricted stock of which $1.5 million and $0.8 million was recorded in research and development and general and administrative expense, respectively. During the nine months ended September 30, 2024 the Company recognized approximately $5.6 million of expense for restricted stock of which $3.6 million and $2.0 million was recorded in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$8,360	$7,604	$23,943	$20,944
General and administrative	7,442	7,300	21,508	20,269
Total equity-based compensation	$15,802	$14,904	$45,451	$41,213

11. Related-Party Transactions

June 2025 Follow-on offering

In connection with the Company’s 2025 follow-on public offering, Jefferies LLC (“Jefferies”) acted as one of the underwriters in the syndicate of underwriters. John Maraganore is a member of the Company’s Board of Directors and is affiliated with Jefferies. In connection with its participation in the offering, Jefferies received customary underwriting discounts and commissions. The total underwriting commission paid to Jefferies through September 30, 2025 was approximately $2.4 million.

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

Jefferies Open Market Sale AgreementSM

On October 31, 2024, prior to Dr. Maraganore joining Jefferies, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as its sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Jefferies Sales Agreement. As of September 30, 2025, the Company has not sold any shares of its common stock under the Jefferies Sales Agreement.

Other than the aforementioned items, the Company had no related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements.

12. Income Taxes

Income taxes for the three and nine months ended September 30, 2025 and 2024 have been calculated based on an estimated annual effective tax rate and certain discrete items. The Company recorded immaterial income tax expense related to investment income for the three and nine months ended September 30, 2025 and 2024.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common stock outstanding for the period. The Company had 15,815,253 and 15,159,753 pre-funded warrants outstanding as of September 30, 2025 and 2024, respectively. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. Due to the nominal exercise price of the pre-funded warrants, they are considered to be outstanding shares of common stock for purposes of the calculation of earnings per share. (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(82,175)	$(62,487)	$(224,370)	$(153,106)
Denominator:
Weighted average common shares outstanding, basic and diluted	71,485,033	62,971,764	67,270,902	61,492,070
Weighted average pre-funded warrants outstanding, basic and diluted	15,815,253	13,154,211	15,382,240	11,838,268
Total weighted average common stock outstanding, basic and diluted	87,300,286	76,125,975	82,653,142	73,330,338
Net loss per share:
Net loss per share, basic and diluted	$(0.94)	$(0.82)	$(2.71)	$(2.09)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2025	2024
Unvested restricted stock	1,366,012	783,295
Options to purchase common stock	10,543,593	9,623,568
Total	11,909,605	10,406,863

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,764	$3,741	$36,341	$39,678
Less:
Research and development expenses
External research and development:
STAT6	17,353	9,078	60,151	24,704
Other external research and development expense (1)	21,950	22,699	71,634	58,377
Research and development compensation and related personnel expense (2)	22,323	18,549	66,330	56,266
Research and development overhead and administrative costs	12,468	10,084	34,622	29,084
General & administrative (3)	17,336	15,455	51,252	47,202
Interest and other expense (4)	3,953	60	4,135	5,115
Plus:
Interest income	10,444	9,697	27,413	27,964
Segment net loss	$(82,175)	$(62,487)	$(224,370)	$(153,106)

(1) Certain prior period amounts have been recast to conform with current period presentation.

(2) Research and development compensation and related personnel expense for the three months ended September 30, 2025 and 2024 is inclusive of $8.4 and $7.6 million of stock-based compensation expense, respectively. Research and development compensation and related personnel expense for the nine months ended September 30, 2025 and 2024 is inclusive of $23.9 and $20.9 million of stock-based compensation expense, respectively.

(3) General and administrative expense for the three months ended September 30, 2025 and 2024 is inclusive of $7.4 million and $7.3 million of stock-based compensation expense, respectively. General and administrative expense for the nine months ended September 30, 2025 and 2024 is inclusive of $21.5 million and $20.3 million of stock-based compensation expense, respectively.

(4) Other expense for the three and nine months ended September 30, 2025 is inclusive of a $3.9 million impairment of long-lived assets. Other expense for the nine months ended September 30, 2024 is inclusive of a $4.9 million impairment of long-lived assets

Depreciation expense for the three months ended September 30, 2025 and 2024 was $2.1 million and $2.0 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $5.4 million and $5.4 million, respectively. Amortization expense related to right-of-use assets during the three months ended September 30, 2025 and 2024 was $0.4 million and $0.3 million, respectively. Amortization expense related to right-of-use assets during the nine months ended September 30, 2025 and 2024 was $1.2 million and $1.1 million, respectively.

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

Our publicly disclosed immunology programs target STAT6, IRF5 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, and recently completed dosing in the BroADen Phase 1b trial and initiated the BroADen2 Phase 2b clinical trial, both in patients with moderate to severe Atopic Dermatitis (AD). In May 2025, we announced KT-579, our lead molecule in our IRF5 program, which recently completed IND-enabling studies. We are collaborating with Sanofi S.A. (“Sanofi”) on the development of drug candidates targeting IRAK4, including our IRAK4 degrader, KT-485/SAR447971, which Sanofi plans to advance into clinical testing in 2026. In June 2025, we announced a strategic collaboration with Gilead Sciences, Inc. (“Gilead”) to develop novel oral molecular glue degraders for cyclin-dependent kinase 2 (CDK2). In May 2025 we announced our strategic decision not to advance our TYK2 degrader, KT-295, into clinical development, even though we completed IND-enabling activities with no adverse findings in any of our studies, to dedicate more human and capital resources to our other immunology programs, as well as to extend our cash runway. Our additional pipeline programs focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $223.9 million and $147.0 million for the years ended December 31, 2024 and 2023, respectively. We reported net losses of $82.2 million and $62.5 million for the three months ended September 30, 2025 and 2024, respectively and $224.4 million and $153.1 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $979.0 million and $754.6 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $978.7 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into the second half of 2028, beyond multiple clinical inflection points in our pipeline. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” below.

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

Results of Operations

Comparison of three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
	2025	2024
	(in thousands)
Collaboration revenue	$2,764	$3,741	$(977)
Operating expenses:
Research and development	74,094	60,410	13,684
General and administrative	17,336	15,455	1,881
Impairment of long-lived assets	3,855	—	3,855
Total operating expenses	95,285	75,865	19,420
Loss from operations	(92,521)	(72,124)	(20,397)
Other income, net	10,346	9,637	709
Net loss	$(82,175)	$(62,487)	$(19,688)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $2.8 million for the three months ended September 30, 2025, all of which is attributable to our collaboration agreement with Gilead. Collaboration revenues were $3.7 million for the three months ended September 30, 2024, all of which is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended September 30,		Change
	2025	2024
	(in thousands)
External research and development costs:
STAT6	$17,353	$9,078	$8,275
Other	21,950	22,699	(749)
Research and development compensation and related personnel expense	22,323	18,549	3,774
Research and development overhead and administrative costs	12,468	10,084	2,384
Total research and development expenses	$74,094	60,410	13,684

Research and development expenses were $74.1 million for the three months ended September 30, 2025, compared to $60.4 for the three months ended September 30, 2024. The increase of $13.7 million was primarily due to a $8.3 million increase in costs related to our STAT6 program, a $6.1 million increase in personnel, stock-based compensation, occupancy, and other internal costs due to increase investment in employee talent and facilities in the research and development functions partially offset by a $0.7 million decrease in costs related to our other clinical and preclinical programs.

General and administrative expenses

General and administrative expenses were $17.3 million for the three months ended September 30, 2025, compared to $15.5 million for the three months ended September 30, 2024. This increase of $1.8 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $8.4 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively.

Other Income, Net

Other income, net was $10.3 million for the three months ended September 30, 2025, compared to $9.6 million for the three months ended September 30, 2024. The $0.7 million decrease was primarily due to an increase in the cash and cash equivalents balances in the respective periods.

Impairment of long-lived assets

Impairment on long-lived assets was $3.9 million for the three months ended September 30, 2025, compared to $0 for three months ended September 30, 2024. The increase of $3.9 million was the result of an incremental impairment charge taken on the 2019 Lease due to the continued worsening of market conditions for office and laboratory space in the area of the 2019 Lease.

Comparison of nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
	2025	2024
	(in thousands)
Revenue—from related parties	$36,341	$39,678	$(3,337)
Operating expenses:
Research and development	232,737	168,431	64,306
General and administrative	51,252	47,202	4,050
Impairment of long-lived assets	3,855	4,925	(1,070)
Total operating expenses	287,844	220,558	67,286
Loss from operations	(251,503)	(180,880)	(70,623)
Other income, net	27,133	27,774	(641)
Net loss	$(224,370)	$(153,106)	$(71,264)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $36.3 million for the nine months ended September 30, 2025, of which $2.8 million and $33.5 million were attributable to our collaboration agreements with Gilead and Sanofi, respectively. Collaboration revenues were $39.7 million for the nine months ended September 30, 2024, all of which is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Nine Months Ended September 30,		Change
	2025	2024
	(in thousands)
External research and development costs:
STAT6	$60,151	$24,704	$35,447
Other	71,634	58,377	13,257
Research and development compensation and related personnel expense	66,330	56,266	10,064
Research and development overhead and administrative costs	34,622	29,084	5,538
Total research and development expenses	$232,737	$168,431	$64,306

Research and development expenses were $232.7 million for the nine months ended September 30, 2025, compared to $168.4 million for the nine months ended September 30, 2024. The increase of $64.3 million was primarily due to an increase of $35.4 million in costs related to our STAT6 program, an increase in costs of $15.6 million related to personnel, stock-based compensation, occupancy, and other internal costs in the research and development function, as well as an increase in costs of $13.3 million related to our other clinical and preclinical programs.

General and administrative expenses

General and administrative expenses were $51.3 million for the nine months ended September 30, 2025, compared to $47.2 million for the nine months ended September 30, 2024. The $4.1 million increase was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Stock based compensation expenses included in general and administrative expenses were $21.5 million and $20.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Impairment of long-lived assets

Impairment on long-lived assets was $3.9 million for the nine months ended September 30, 2025, compared to $4.9 million for nine months ended September 30, 2024. All long-lived impairment charges are a result of the occupancy of the 2021 Lease facility in February of 2024 and the corresponding exit and sublease efforts of the 2019 Lease facility.

Other Income, Net

Other income, net was $27.1 million for the nine months ended September 30, 2025, compared to $27.7 million for the nine months ended September 30, 2024. The $0.6 million decrease was primarily due to the prevailing interests rates in the respective periods.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $2.06 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our follow-on offerings and private placement offering, our prior sales agreement with Cowen, and through our corporate collaborations. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $978.7 million.

In October 2021, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. As of September 30, 2025, we have sold 1,519,453 shares of common stock under the Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. As of September 30, 2025, we have not sold any shares of common stock under the Jefferies Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(166,144)	$(132,717)
Cash used in investing activities	(126,663)	(472,645)
Cash provided by financing activities	285,494	606,086
Net decrease in cash, cash equivalents and restricted cash	$(7,313)	$724

Cash Flow used in Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities was $166.1 million, primarily resulting from our net loss of $224.4 million during the period partially offset by a $9.5 million net increase in other operating assets and liabilities primarily driven by changes in contract assets, deferred revenue, accounts payable, accrued expenses and operating lease liabilities as well as adjustments for non-cash items of $48.8 million (primarily consisting of stock-based compensation, lease impairment, depreciation & amortization and premiums & discounts on available-sale-securities).

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

Cash Flow provided by Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities was $126.7 million comprised of purchases of marketable securities of $509.5 million and purchases of property and equipment of $1.3 million, partially offset by maturities of marketable securities of $384.1 million.

During the nine months ended September 30, 2024, cash used in investing activities was $472.6 million comprised of purchases of marketable securities of $822.8 million and purchases of property and equipment of $11.9 million, partially offset by maturities of marketable securities of $362.1 million.

Cash Flow provided by Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $285.5 million, consisting of $272.7 million in proceeds from the issuance of common stock and accompanying pre-funded warrants, net of offering costs, $12.8 million in proceeds from the exercise of employee stock options, $1.1 million of proceeds from our employee stock purchase plan, partially offset by finance lease payments of $1.1 million.

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

We believe the existing cash, cash equivalents and marketable securities of $978.7 million as of September 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

As of September 30, 2025, the Company had outstanding pre-funded warrants to purchase 15,815,253 shares of common stock, each with an exercise price of $0.0001 per share. These warrants can be exercised at any time at the discretion of the holders, subject to certain ownership limitations. While the potential exercise of these pre-funded warrants would result in the issuance of additional shares, thus increasing the total shares outstanding, their nominal exercise price means they are already considered outstanding for purposes of calculating the Company’s weighted average common stock outstanding and earnings per share. Due to the minimal exercise price, the Company doesn't anticipate significant additional cash proceeds upon exercise and consequently does not expect the exercise of these warrants to materially affect its liquidity, capital resources, or overall financial condition.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 27, 2025.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2025, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have incurred significant operating losses. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors, collaborators in private equity financings, upfront payments under our collaborations and sales of our common stock in our initial public offering, or IPO, and multiple public and private offerings of common stock and our at-the market sales program. As of September 30, 2025, our cash and cash equivalents and marketable securities were $978.7 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $979.0 million as of September 30, 2025. For the years ended December 31, 2024, 2023 and 2022, we reported net losses of $223.9 million, $147.0 million and $154.8 million, respectively. We reported net losses of $82.2 million and $224.4 million for the three and nine months ended September 30, 2025 respectively, and $62.5 million and $153.1 million for the three and nine months ended September 30, 2024, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of September 30, 2025 we had approximately $978.7 million of cash and cash equivalents and marketable securities, which we expect will be sufficient to fund our operations into the second half of 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Legislative proposals have previously been considered that, if enacted, would have negatively impacted U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. This includes proposed legislation previously pending in the U.S. Senate and House of Representatives; and while similar proposals are not currently pending, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Though we do not currently receive U.S. government funding, we regularly evaluate steps to mitigate any potential impact of any future stricter legislation towards foreign entities providing services to U.S. based companies. Depending on the terms of any final legislation or administrative actions that may be enacted, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution that expired on September 30, 2025. The duration of the current government shutdown is unknown. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

If the current U.S. federal government shutdown is prolonged or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
•
the availability of capital.

Most recently, the current Administration has issued several Executive Orders on drug pricing. On April 15, 2025, the administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the current Administration also published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. The Executive Order also directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the government to take steps to ensure foreign countries are also not engaged in suppressing the price of drug products. Notably, a similar “Most Favored Nation” pricing rule enacted under a former Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by a former Administration in August 2021. We do anticipate that the current Administration and Congress will continue to propose and implement policies that will have the intended effect of decreasing pharmaceutical prices in the United States.

The FDA announced in July 2025 a fast-track priority review voucher for drugs whose manufacturers commit to setting a price in line with drug pricing offered in economically similarly situated countries around the world. The effects of these proposals and how these proposals will be implemented are not yet known.

Further, the Inflation Reduction Act of 2022 was recently revised to broaden the exemption from the drug price negotiation program for drugs with orphan designations. Previously under the IRA, orphan drugs were exempted from the Medicare drug price negotiation program; but this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that rare disease or condition. If a product were to receive multiple orphan designations or had multiple approved indications, it would not have qualified for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program, provided that all approved indications are for rare diseases.

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

Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally and in some instances we or our collaborators or other third parties on which we rely on depend on China-based suppliers or services providers for certain raw materials, products and services and other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions, or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed in each respective chamber of Congress and both included an amendment that would effectively implement federal government contracting, loan, and grant restrictions similar to the BIOSECURE Act. This 2025 version of the BIOSECURE Act does not identify any specific companies by name in the legislative text.

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

We are highly dependent on the research and development, clinical and business development expertise of Nello Mainolfi, Ph.D., our President and Chief Executive Officer, Jared Gollob, M.D., our Chief Medical Officer, Bruce Jacobs, our Chief Financial Officer, Brian Adams, our Chief Legal Officer, Jeremy Chadwick, our Chief Operating Officer and Noah Goodman, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our ability to attract new personnel may be impacted by restrictions on travel, changes to immigration policy or the availability of work visas under the current administration. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of September 30, 2025, we had 225 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert management’s time and financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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
•
announcements regarding our collaboration agreements, including announcements regarding our collaboration agreements with Sanofi and Gilead;
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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the potential for significant changes in U.S. policies or regulatory environment given the new administration, military conflict, including the ongoing conflicts between Russia and Ukraine, and in the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

As of September 30, 2025, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 25% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of September 30, 2025, approximately 15,815,253 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 11,909,605 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

The rules dealing with U.S. federal, state and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, the U.S. Treasury Department and other taxing authorities. For example, the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025 and made significant changes to the U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Since the start of the current administration in 2025, there have been significant changes to U.S. trade, healthcare, immigration and government regulatory policy and additional changes are likely. For example, the U.S. government has imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Changes to U.S. policy implemented by the U.S. Congress, the current administration or any new future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2025, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Pamela Esposito Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (September 17, 2025)	October 1, 2026	38,063	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025.

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

Kymera Therapeutics, Inc.

Date: November 4, 2025	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: November 4, 2025	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer