Form 10-K
period 2025-12-31
Kymera Therapeutics, Inc.
filed 2026-02-26
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the last sale price of the Common Stock at the close of business on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,294.8 million. Shares of common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 81,642,394.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K

i

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
•
We are very early in our development efforts and our product candidates, whether conducted by us or our collaborators, are in early clinical development. If we are unable to advance them through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•
the timing and the success of preclinical development efforts under our collaborations for IRAK4 and CDK2 programs and clinical studies for our STAT6 and IRF5 programs;
•
our plans to submit investigational new drug applications (INDs) to the U.S. Food and Drug Administration, or FDA for current and future product candidates;
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

PART I

Item 1. Business.

We are a clinical-stage biopharmaceutical company dedicated to reinventing the treatment of human disease through the development of innovative, highly differentiated oral medicines that address significant health problems and meaningfully improve patients’ lives. We are committed to advancing novel technologies to address targets that have known disease-causing biology, but which have not been drugged, or have been inadequately drugged, often based on limitations of existing technologies. Our approach is intended to discover and develop a new generation of medicines in a disease-agnostic manner.

We are a leader in targeted protein degradation (TPD), a next-generation small molecule therapeutic modality that engages the body’s natural cellular recycling system to selectively eliminate disease-causing proteins. Our objective is to develop molecules that are both potent and highly selective, creating the unique potential to address diseases that are poorly served by current treatment options. To date, we have progressed multiple programs into clinical development and expect to advance at least one new molecular entity into clinical testing annually. We intend to leverage our drug development expertise to become a fully integrated biopharmaceutical company with an industry-leading pipeline of novel medicines.

Our current discovery and development efforts are primarily directed at high-value targets in immunology. We believe there are more than 160 million patients in the United States, Europe and Japan that are diagnosed with some of the most prevalent immune-inflammatory diseases that our programs have the potential to address, nearly half of whom remain untreated. Of those treated, most patients are treated with therapies that do not treat the underlying diseases but mostly their symptoms. As a result, only a small percentage of patients, which we believe to be approximately 3% of the diagnosed population with moderate to severe inflammatory diseases, are currently treated with systemic advanced therapies, mostly injectable biologics. While generally efficacious, biologics have drawbacks. Biologics tend to be more expensive to manufacture, and the cost burden ultimately falls on patients and payors. Patient access to therapy can also be a challenge, as biologics can be more complex to prescribe and reimburse than small molecule medicines. Additionally, biologics are administered as injections - which may result in injection site reactions or pain - a less preferred route of administration as compared to oral medications, which offer greater flexibility for patients. We believe we have the potential to deliver a compelling value proposition to a significant underserved patient population: small molecule medicines with biologics-like activity through the convenience of a daily, oral pill.

Our publicly disclosed immunology programs target STAT6, IRF5 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, and recently initiated the BROADEN2 Phase 2b clinical trial in adult and adolescent patients with moderate to severe Atopic Dermatitis (AD) and the BREADTH Phase 2b clinical trial in adult patients with moderate to severe asthma. We are also developing KT-579 as part of our oral IRF5 degrader program, and we recently initiated a Phase 1 clinical trial in healthy volunteers. We are collaborating with Sanofi S.A. (“Sanofi”) on the development of our IRAK4 degrader, KT-485/SAR447971, which Sanofi plans to advance into clinical testing in 2026. In June 2025, we announced a strategic collaboration with Gilead Sciences, Inc. (“Gilead”) to develop novel oral molecular glue degraders for CDK2. Our additional early undisclosed pipeline programs focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

In addition to our immunology focus, we also have research initiatives in other therapeutic areas. Additionally, we believe many of our key discovery and development capabilities have broad applicability, creating an opportunity for us to develop impactful therapies leveraging small-molecule modalities in addition to TPD.

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
•
We intend to build our organizational capabilities to advance our goal of becoming a fully integrated biopharmaceutical company, including expertise in key therapeutic areas, development and eventually commercial functions.
•
We will continue to consider synergistic collaboration opportunities that further our goal of delivering transformative therapies to the broadest patient populations.

Drug Discovery Approach and Capabilities

Our approach to target selection and our proprietary drug discovery capabilities enable us to rationally design innovative medicines that ultimately have the potential to address disease-causing proteins of all classes.

We place significant emphasis on target selection, which is focused on potentially first-in-class or best-in-class opportunities. We are focused on deploying our technology against diseases in areas of significant patient need that are not yet meaningfully addressed by traditional medicines, and where we believe TPD is the only or best way to elucidate the desired biology or clinical outcome. This approach includes addressing undrugged proteins in nodes of pathways with clinical validation and supported by strong human genetics, many of which are difficult-to-drug transcription factors or scaffolding proteins.

After identifying a protein of interest, we use our toolbox of integrated capabilities to help accelerate the discovery and development of small molecule medicines, enabling us to study molecular structures and gain a better understanding of the biological mechanisms of proteins. Critical components of our capabilities include the following:

•
A comprehensive hit identification strategy using high-content as well as fit-for-purpose technologies such as DNA encoded libraries and fragment-based as well as X-ray-based screenings;
•
Machine learning and artificial intelligence in virtual screening, hit validation and optimization technologies;
•
Lead optimization expertise that includes proprietary properties-based chemistry optimization, X-ray crystallography, cryogenic electron microscopy, and pharmacokinetic/pharmacodynamic-centric enabled lead optimization;
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

Our Pipeline

The following table summarizes our disclosed pipeline.

Figure 1

Our Disclosed Immunology Programs

STAT6 Program

Summary

We are developing oral medicines that target STAT6, an essential transcription factor specific to the IL-4/IL-13 signaling pathway and the central driver of Type 2 inflammation in allergic and atopic diseases. STAT6 is a genetically validated target, and the IL-4/13 pathway has been clinically validated by approved biologics, including dupilumab, an injectable monoclonal antibody designed to treat Type 2 diseases.

Background on Pathway and Target

STAT6 is the essential and specific transcription factor required for IL-4 and IL-13 cytokine-signaling and a central driver of Type 2-driven inflammation in atopic and allergic diseases. The pathogenic role of STAT6 is supported by human genetics showing that gain of function mutations of STAT6 cause severe early onset allergic diseases in humans. Additionally, STAT6 knockout in mice is protective in multiple allergic disease models, and those mice develop normally and are viable and fertile. Published research also has demonstrated that a partial loss-of-function variant in STAT6, found in a study of individuals in Iceland, resulted in dampened IL-4 signaling and protection from Type 2-driven asthma.

Development Opportunities

We estimate that more than 140 million people in the US, Europe and Japan suffer from diseases predominately driven by Type 2 inflammation, about 48 million of which can be characterized as moderate to severe. There are existing therapeutics that have validated key pathways across many of these diseases, including atopic dermatitis (AD), asthma, chronic obstructive pulmonary disease (COPD), chronic rhinosinusitis with nasal polyps(CRSwNP), chronic spontaneous urticaria (CSU), eosinophilic esophagitis (EoE), prurigo nodularis (PN), bullous pemphigoid (BP) and others. Many of the existing treatments include injectable biologics, some of which have demonstrated strong efficacy, but which can be inconvenient for patients, difficult to reimburse and are costly to manufacture. Small molecule inhibitors have also been developed to treat certain Type 2-mediated diseases, but often insufficiently block these signaling pathways, limiting their efficacy, and in certain cases may carry various safety risks. Based on its preclinical profile, we believe KT-621 has the potential to provide comparable clinical activity to biologics with the convenience of oral dosing and, as a result, the potential to access a broader patient population.

We believe KT-621 has potential utility in many dermatology, gastroenterology, and respiratory indications including, but not limited to, AD, asthma, COPD, EoE, cCRSwNP, CSU, PN, and BP, among others. We expect to focus our development strategy in these areas, which have been validated with existing treatments, such as dupilumab, that act to inhibit Type 2 cell differentiation. We are currently evaluating KT-621 in AD and asthma.

Atopic Dermatitis

Atopic dermatitis (AD) is a chronic, pruritic inflammatory skin disease that occurs most frequently in children but also affects adults. In the major global markets, the diagnosed prevalence of AD is estimated at 43 million patients, with approximately 60% falling into the moderate-to-severe category. AD follows a chronic relapsing course over months to years, with dry skin and severe pruritus as the primary symptoms, sometimes accompanied by skin thickening from chronic scratching and fissuring. AD is treated symptomatically with topical therapies, including emollients, corticosteroids, and phosphodiesterase inhibitors. The leading FDA-approved systemic treatment is the IL-4Ra targeting antibody dupilumab, which is considered a safe and effective treatment for AD. Nonetheless, penetration of existing therapies, including dupilumab, remains low, leaving a significant percentage of patients who are currently underserved.

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

KT-621 Clinical Development Summary

In 2025, we completed a first-in-human Phase 1 trial evaluating the safety, tolerability, pharmacokinetics and pharmacodynamics of single- and multiple-ascending doses of KT-621 compared to placebo in a total of 118 healthy volunteers. KT-621 demonstrated a favorable pharmacokinetic profile after single and multiple doses and showed a dose proportional increase in exposure after multi-dosing. KT-621 also demonstrated rapid, deep and prolonged STAT6 degradation in blood after single doses of KT-621 and in blood and skin after multiple doses of KT-621.

Figure 2

Treatment with KT-621 also reduced multiple disease relevant Type 2 biomarkers in healthy volunteers, including a median TARC reduction up to 37% and median Eotaxin-3 reduction up to 63%.

The safety profile of KT-621 was undifferentiated from placebo, with no serious adverse events, no severe adverse events, no treatment related adverse events in more than one subject, and no clinically relevant changes in vital signs, lab tests or electrocardiograms.

We also conducted a Phase 1b study evaluating KT-621 in patients with moderate to severe AD. The KT-621 BroADen Phase 1b clinical trial was an open-label, single-arm study that enrolled 22 patients with moderate to severe AD across two dose levels, 100 mg and 200 mg of KT-621 once daily for 28 days. The study was designed to evaluate KT-621 safety and tolerability and to demonstrate that KT-621 could achieve robust STAT6 degradation in both blood and skin, resulting in reductions in multiple Type 2 inflammatory biomarkers in circulation and in the transcriptome of active AD lesions after 4-weeks of dosing comparable to current standard of care treatment dupilumab. The study also explored effects on clinical activity and disease burden endpoints. KT-621 demonstrated its potential to deliver a first-in-class once-a-day oral treatment for Type 2 inflammatory diseases across every measure evaluated in the BroADen clinical trial, including STAT6 degradation, biomarker modulation, clinical activity, impact on other comorbid Type 2 diseases and safety.

KT-621 BroADen Phase 1b Atopic Dermatitis Trial Results

Pharmacokinetics (PK) and STAT6 Degradation

KT-621 exhibited a plasma PK profile across the 100 mg and 200 mg dose groups consistent with the Phase 1a healthy volunteer trial results. KT-621 demonstrated deep and consistent STAT6 degradation in both blood and skin across the 100 mg and 200 mg dose groups, translating strongly from the Phase 1a healthy volunteer study. At Day 29, median STAT6 degradation in blood as measured by flow cytometry was 98% at both the 100 mg and 200 mg doses. In skin lesions, where STAT6 levels were 2-fold higher compared to healthy volunteers, KT-621 achieved median STAT6 degradation of 94% by mass spectrometry at both the 100 mg and 200 mg doses with multiple subjects’ STAT6 level dropping below the lower limit of quantification (LLOQ).

Type 2 Biomarkers:

Thymus and Activation-Regulated Chemokine (TARC): A validated biomarker of Type 2 inflammation, TARC reductions with KT-621 were robust and highly associated with baseline levels of TARC in treated patients, consistent with reported dupilumab studies across multiple diseases. In patients with baseline TARC in line with dupilumab AD studies, defined as ≥1,600 pg/mL (which is the lower bound of the 95% confidence interval for median baseline TARC levels from the dupilumab SOLO1-2 AD studies), the median TARC reduction at Day 29 was 74%, in line with published dupilumab results at week 4. Across all patients, TARC was reduced by a median 48% and 55% for the 100 mg and 200 mg dose groups, respectively.

Eotaxin-3: At Day 29, KT-621 achieved a median reduction in Eotaxin-3 of 62% and 73% for the 100 mg and 200 mg dose groups, respectively. Eotaxin-3 is a highly specific downstream cytokine of the IL-4/IL-13 pathway. These results numerically exceeded what has been reported with dupilumab in asthma and chronic rhinosinusitis with nasal polyps (CRSwNP) patients even at 52 weeks.

Immunoglobulin E (IgE): At Day 29, KT-621 achieved a median IgE reduction of 5% and 14% for the 100 mg and 200 mg dose groups, respectively, which were comparable to the reported dupilumab data at week 4. As expected for a Type 2 biomarker with a long half-life, reductions emerged gradually and aligned with kinetics observed in studies for representative biologics.

IL-31: KT-621 achieved robust reductions in serum IL-31, a validated Type 2 biomarker linked to pruritus in AD. At Day 29, median IL-31 levels were reduced by 56% and 54% in the 100 mg and 200 mg dose groups, respectively, demonstrating potent suppression of this pruritogenic cytokine through STAT6 degradation. This is the first known demonstration in AD patients of reduction in blood levels of IL-31 with IL-4/13 pathway blockade.

Fractional Exhaled Nitric Oxide (FeNO): A validated biomarker of Type 2 lung inflammation shown to be modulated by biologics like dupilumab targeting the IL-4/13 pathway in asthma, KT-621 achieved median FeNO reductions at Day 29 of 25% and 33% among all patients within the 100 mg and 200 mg dose groups, respectively. This is the first known demonstration of FeNO reduction in AD patients, providing initial proof of concept for KT-621 inhibition of Type 2 inflammation in lungs.

Skin Transcriptomics: Across all patients and doses, KT-621 led to decreases in core Type 2 inflammation and AD disease-relevant gene sets in skin lesions after 4-weeks of dosing, including genes such as TARC, PARC, Eotaxin-3, periostin, keratin 16 and TSLP, with results comparable to dupilumab at week 4.

Clinical Endpoints

Eczema Area and Severity Index (EASI): Mean EASI score reductions at Day 29 were 62% and 63% in the 100 mg and 200 mg dose groups, respectively, and 63% across all patients. KT-621 demonstrated rapid onset of action with measurable EASI impact by Day 8, the earliest timepoint reported. Comparable reductions were observed in patients with low or high baseline TARC levels and patients with low or high baseline EASI.

For EASI and all other clinical endpoints measured, KT-621 achieved improvements that were in line with or in some cases numerically exceeded published data for dupilumab at week 4. In addition, results were generally comparable across patients with or without prior biologics use.

Figure 3

EASI-50 (≥50% improvement from baseline) was 67% and 83% in the 100 mg and 200 mg dose groups, respectively, and 76% across all patients. EASI-75 (≥75% improvement from baseline) was 33% and 25% in the 100 mg and 200 mg dose groups, respectively, and 29% across all patients.

EASI-50 and EASI-75
KT-621 100 mg QD (n=9)
KT-621 200 mg QD (n=12)
KT-621 Overall (n=21)
Responders (%)
100
80
60
40
20
0
67%
83%
76%
33%
25%
29%
EASI-50
EASI-75
Day 29
Note: Analysis based on observed cases at D29; EASI: Eczema Area and Severity Index.

Figure 4

Peak Pruritus (Itch): Mean Peak Pruritus Numerical Rating Scale (PPNRS) reductions at Day 29 were 47% and 35% in the 100 mg and 200 mg dose groups, respectively, and 40% across all patients. KT-621 demonstrated rapid onset of action with measurable impact on pruritus as soon as Day 8, the earliest timepoint reported.

Figure 5

SCORing Atopic Dermatitis Index (SCORAD): KT-621 demonstrated improvements across all SCORAD domains, including itch and sleeplessness, reflecting both lesion improvement and symptom relief. At Day 29, total SCORAD scores decreased substantially with 52% and 46% mean reductions in the 100 mg and 200 mg dose groups, respectively, and 48% across all patients. For sleeplessness, at Day 29 mean reductions were 72% and 78% in the 100 mg and 200 mg dose groups, respectively, and 76% across all patients. For itch, at Day 29 the mean reductions were 40% and 47% in the 100 mg and 200 mg dose groups, respectively, and 44% across all patients.

Figure 6

Validated Investigator Global Assessment for Atopic Dermatitis (vIGA-AD): At Day 29, the proportion of vIGA-AD responders (patients achieving a score of 0 or 1 with at least a 2-point improvement) was 22% and 17% in the 100 mg and 200 mg dose groups, respectively, and 19% across all patients.

Patient Reported Outcomes (DLQI and POEM): KT-621 produced meaningful improvements in patient-reported quality of life, as measured by the Dermatology Life Quality Index (DLQI) and Patient-Oriented Eczema Measure (POEM). Both scores declined steadily over the 4-week treatment period across both dose levels. These outcomes underscore KT-621’s rapid, patient-perceived impact on daily functioning and well-being, complementing the objective clinical improvements observed across other endpoints.

Impact on Comorbid Type 2 Diseases

Asthma and Allergic Rhinitis: In those AD patients with comorbid asthma (n=4), at Day 29, KT-621 achieved a median FeNO reduction of 56%, which numerically exceeded published data for dupilumab at week 4 in asthma patients, and clinically meaningful ACQ-5 mean change of -1.2 points which corresponded to a 100% responder rate (≥0.5-point improvement). In evaluable patients with comorbid allergic rhinitis, KT-621 demonstrated activity with meaningful improvements in both Total Nasal Symptom Score (TNSS, n=7) and Rhinoconjunctivitis Quality of Life Questionnaire (RQLQ, n=6) measures, with notable responder rates (≥0.5-point improvement) in both endpoints. These findings demonstrate KT-621’s broader potential across immuno-inflammatory diseases, reflecting systemic Type 2 pathway engagement.

Figure 7

Safety and Tolerability

KT-621 was well-tolerated with a favorable safety profile consistent with the Phase 1b trial in patients with moderate to severe AD. There were no serious adverse events (SAEs), no severe AEs, no related treatment-emergent-adverse events (TEAEs) or TEAEs leading to discontinuation, no AEs of conjunctivitis, herpes infections or arthralgias, and no clinically relevant changes in vital signs, laboratory tests or electrocardiograms.

Clinical Development Plan

Two parallel Phase 2b trials to evaluate KT-621 in patients with moderate to severe AD and asthma are ongoing with data expected by mid-2027 and late-2027, respectively.

IRF5 Program

Summary

We are developing oral medicines that target IRF5, a master regulator of innate and adaptive immune response pathways involving pro-inflammatory cytokines, B cell activation, and Type I Interferon. IRF5 is a genetically validated transcription factor that has been widely implicated in inflammatory and autoimmune diseases. Functional risk variants in IRF5 have been associated with increased susceptibility to multiple diseases, and IRF5-regulated pathways have been clinically validated through the development of multiple approved and investigational therapies.

Background on Pathway and Target

IRF5, a historically undrugged transcription factor, is a master regulator of innate and adaptive immune response pathways involving pro-inflammatory cytokines (TNFα, IL-6, IL-12, IL-23), B cell activation (autoantibody production), and Type I Interferon (IFN). IRF5 is selectively expressed and activated in specific cell types such as dendritic cells, monocytes, macrophages, and B cells. Its cell- and disease activation-specific profile has the potential to block cell-specific immune dysregulation while sparing normal cell function.

Dysregulated IRF5 activation is implicated in the pathogenesis of multiple diseases, including autoimmune disorders, and chronic inflammatory conditions such as systemic lupus erythematosus (SLE), rheumatoid arthritis (RA) and inflammatory bowel disease (IBD). As a central regulator of immune signaling, IRF5 represents a compelling therapeutic target for diseases characterized by immune dysregulation and excessive inflammation that remain underserved by existing therapies.

Development Opportunities

We estimate that more than 10 million people across the United States, Europe, and Japan are affected by diseases in which IRF5-mediated pathways are implicated in pathogenesis. KT-579 has the potential for broad utility in diseases where effective and well tolerated oral therapies are needed including lupus, Sjögren’s Syndrome, Rheumatoid Arthritis, Inflammatory Bowel Disease, Systemic Sclerosis, Dermatomyositis, among others.

KT-579 Preclinical Development

Our lead molecule in our IRF5 program is KT-579, an investigational, potentially first-in-class oral IRF5 degrader being developed for the treatment of rheumatic and autoimmune diseases. We have conducted comprehensive preclinical studies in human primary cells, patient derived cells, and in vivo disease models to assess KT-579’s selectivity, potency, degradation levels, efficacy and tolerability. KT-579, a potent, selective and oral degrader has the potential to be the first IRF5-targeted therapy to deliver a novel oral treatment option, in many cases superior to pathway biologics.

Preclinical Selectivity

KT-579 was highly selective for IRF5 over all other proteins in the detectable proteome including other IRF family proteins.

Figure 8

Preclinical Potency

KT-579 also demonstrated picomolar to nanomolar potencies across all relevant human cell types evaluated, including B cells, dendritic cells, macrophages, and monocytes. KT-579 demonstrated potent inhibition of proinflammatory cytokines downstream of TLR4, TLR7, TLR8 and TLR9 activation in cellular assays and blocked Type I IFN production and response.

Figure 9

Preclinical Degradation Levels

KT-579 achieved robust degradation (>90%) across multiple preclinical species in vivo and in all disease-relevant tissues with low oral doses.

Figure 10

Preclinical Efficacy Models

In several preclinical efficacy models of lupus and RA, KT-579 was generally more efficacious than clinically active or marketed small molecule inhibitors and injectable biologics, phenocopying IRF5 knockout studies.

In lupus models, KT-579 significantly impacted Type I IFN signaling and pathogenic B cell subsets, key molecular pathways known to be involved in lupus pathogenesis, that resulted in marked reductions of blood interferon-stimulated genes, serum autoantibodies (anti-dsDNA), kidney IgG deposition, and protected from renal disease progression. Additionally, in lupus patient PBMC samples, KT-579 effectively blocked TLR7- and TLR8-induced pro-inflammatory cytokines and IFNβ production and TLR9-induced IgG levels.

Figure 11

In RA rodent models, KT-579 achieved a dose-dependent reduction of joint swelling that correlated with inhibition of pro-inflammatory cytokines and Th1 responses in joint tissue and protected from bone destruction.

Figure 12

Preclinical Tolerability

In preclinical safety studies, there were no adverse findings in non-GLP and GLP toxicity studies in non-human primates and rodents.

KT-579 Clinical Development

We recently initiated Phase 1 testing in healthy volunteers for KT-579.

Collaboration Product Candidates

We have strategically entered into collaborative arrangements with companies to research, develop and commercialize protein degraders and molecular glue degraders.

Sanofi

We are collaborating with Sanofi on the development of drug candidates targeting IRAK4 outside of the oncology and immuno-oncology fields. In June 2025, under the terms of the Sanofi Agreement (as defined below), Sanofi decided to exercise its participation election right for the IRAK4 degraders, including KT-485/SAR447971. KT-485 is a highly active and selective oral IRAK4 degrader for the treatment of IL-1R/TLR-driven immuno-inflammatory conditions and diseases with high unmet medical need. Sanofi plans to advance KT-485 into clinical testing in 2026.

IRAK4 is a critical regulator of innate immunity and key protein of the myddosome complex that mediates signaling through IL-1 and toll-like receptors. IRAK4 is a scaffolding kinase that acts at the interface of the innate and adaptive immune responses with a variety of functions depending on its kinase activity and scaffolding function. Eliminating IRAK4 completely through degradation impacts both the kinase and scaffolding functions, therefore having the potential to achieve a broad, well-tolerated, anti-inflammatory effect providing a novel therapeutic approach for a variety of immune-inflammatory diseases.

Gilead Sciences

In June 2025, we entered into an exclusive option and license agreement with Gilead Sciences to accelerate the development and commercialization of a novel molecular glue degrader (MGD) program targeting cyclin-dependent kinase 2 (CDK2) with broad oncology treatment potential, including in breast cancer and other solid tumors.

CDK2-directed MGDs are a new type of drug designed to remove CDK2 – a key contributor in tumor growth – rather than just inhibiting its function. Traditional inhibitors of CDK2 often interfere with similar proteins, which can cause undesired side effects. MGDs have the potential to provide more precise, safe and effective treatments for cancers that rely on CDK2 activity by selectively removing this protein from cells.

Kymera will lead all research activities for the CDK2 program. If Gilead exercises its option to exclusively license the program, Gilead will have global rights to develop, manufacture and commercialize all products resulting from the collaboration.

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

In December 2022, Sanofi provided us with written notice of its intention to take KT-474 into Phase 2 clinical trials. In the fourth quarter of 2023, we achieved two milestones of $40.0 million and $15.0 million relating to the dosing of the first patient in the Phase 2 clinical trial for the first and second indications, respectively. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. In connection with this milestone the Company unconstrained $20.0 million of consideration in the first quarter of 2025. All milestone payments have been received as of December 31, 2025.

In June 2025, Sanofi communicated its decision to exercise its full participation election under the terms of the Sanofi Agreement, and to advance KT-485/SAR447971, into clinical testing. As a result, Sanofi stopped development of KT-474. In connection with the IRAK4 program, we remain eligible to receive up to $975 million in development and commercial milestones upon the achievement of certain developmental or regulatory events and upon the achievement of certain net sales thresholds.

In September 2023, we mutually agreed to cease activities related to the undisclosed target and we are no longer eligible for the milestone and royalty payments associated with the second target.

Option and license agreement with Gilead Sciences

On June 25, 2025, we entered into an exclusive option and license agreement (the “Gilead Agreement”) with Gilead, to collaborate on developing novel molecular glue degraders directed against cyclin-dependent kinase 2 (“CDK2”). Under the Gilead Agreement, we granted to Gilead an exclusive option, exercisable during a defined option period, to exercise an exclusive, worldwide license to develop, manufacture, and commercialize certain CDK2 degraders generated under the collaboration.

Pursuant to the Gilead Agreement, we are responsible for all discovery and preclinical research activities through the delivery of a complete data package as defined in the agreement. If, after receiving the complete data package, Gilead exercises its option to license the program, Gilead will have global rights to develop, manufacture and commercialize all products resulting from the collaboration.

If Gilead does not exercise the option during the option period defined in the agreement, then the Gilead Agreement will terminate. Following option exercise, the Gilead Agreement will expire on a product-by-product and country-by-country basis upon the expiration of all royalty obligations under the agreement. Gilead may terminate the agreement for convenience upon advance written notice. Each party may also terminate the agreement for material breach, insolvency, and the agreement may be terminated for certain other customary reasons, including Gilead’s right to terminate certain provisions of the agreement following a change of control of our company.

In consideration for the exclusive option and rights granted under the Gilead Agreement, we received a non-refundable upfront payment of $40.0 million. In addition, if Gilead exercises the option, the we are entitled to receive an option exercise payment of $45.0 million and will be eligible to receive up to $665.0 million upon the achievement of certain development, regulatory and commercial milestones. We are also eligible to receive tiered royalties on net sales by Gilead ranging from high single-digit to mid-teen percentages, subject to customary reductions in certain circumstances

Manufacturing / Supply Chain

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

Companies developing small molecule protein degraders therapies for patients, include, but are not limited to, Arvinas, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., and Foghorn Therapeutics, Inc. Further, several pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted protein degradation methods as well as small molecule, antibody, or gene therapies for the same indications that we are targeting. In addition to competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our STAT6, IRF5, IRAK4 and CDK2 programs. In particular, several pharmaceutical companies have announced partnerships around programs targeting STAT6, and/or have their own internal STAT6 programs, including Gilead Sciences, Inc, Johnson & Johnson, Pfizer and Sanofi.

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

Patent Portfolio

Our intellectual property includes a portfolio of wholly owned patent families covering our platform E3 ligase ligand technology and our novel bifunctional degrader product candidates, including claims to compositions of matter, pharmaceutical compositions, methods of use, methods of treatment, and other related compounds and methods. Our intellectual property portfolio is in its early development stages. Our patent portfolio is generally organized into two categories: (1) platform E3 ligase ligand patent families and (2) protein degrader patent families, including various target-specific degrader patent families.

Platform E3 Ligase Ligand Patent Families

Our platform E3 ligase ligand patent families are wholly owned and include four patent families directed to novel ligands for the cereblon E3 ubiquitin ligase, as well as methods of treatment and other related methods. As of December 31, 2025, our platform E3 ligase ligand patent families included granted U.S. patents, pending patent applications in the U.S. and Europe. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2045, absent any patent term adjustments or extensions.

Protein Degrader Patent Families

Our protein degrader patent families are wholly owned and are directed to novel bifunctional degrader compounds that are useful in affecting ubiquitination of a target protein, as well as methods of treatment and other related methods. As of December 31, 2025, our protein degrader patent families included granted U.S. patents, and numerous patent applications in U.S., PCT, and foreign jurisdictions, such as Australia, Canada, Europe, Israel, Japan, Mexico, New Zealand, and the Russian Federation. Any U.S. or foreign patents resulting from these applications, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions.

Target-Specific Degrader Patent Families

Our target-specific degrader patent families focus protection around degrader compounds that are designed to target specific proteins for degradation, as well as methods of treatment and other inventions related to the compounds, such as dosing methods, formulation, etc. . Such protein targets include, for example, IRAK (interleukin-1 receptor-associated kinases), STAT (signal transducers and activators of transcription, e.g.,STAT3 and STAT6), CDK2, and IRF5.

IRAK-Specific Patent Families

Our IRAK-specific patent families are wholly owned and include patent families covering degrader compounds that are designed to specifically target IRAK for degradation and patent families covering novel IRAK ligands. As of December 31, 2025, our IRAK-specific patent families included numerous granted U.S. and foreign patents, and pending patent applications filed in U.S., PCT, and foreign jurisdictions, such as Australia, Argentina, Brazil, Canada, China, Europe, Eurasia, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan. Any U.S. or foreign patents resulting from our IRAK-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

With respect to the KT-485 product candidate, as of December 31, 2025, we have pending patent applications in the U.S. and all major jurisdictions.

STAT-Specific Patent Families

Our STAT-specific patent families focus on degrader compounds that are designed to specifically target signal transducers and activators of transcription (STAT) for degradation. As of December 31, 2025, our STAT-specific patent families included granted U.S. patents and pending and granted patent applications filed in U.S., PCT, and foreign jurisdictions, such as Australia, Canada, China, Eurasia, Europe, India, Israel, Japan, South Korea, Mexico, and Taiwan. Two of the international patent applications directed to methods of treatment are co-owned with academic collaborators, and the remaining STAT-specific patent families are wholly owned. Any U.S. or foreign patents resulting from our STAT-specific patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

Other Target-Specific Patent Families

As of December 31, 2025, we own three granted U.S. patents and over 75 patent applications filed in U.S., PCT, and foreign jurisdictions, such as Australia, Argentina, Brazil, Canada, China, Europe, Gulf Cooperation Council, Israel, India, Japan, Mexico, New Zealand, Singapore, South Africa, and Taiwan which focus on degrader compounds designed to specifically target other proteins. Any U.S. or foreign patents resulting from these patent families, if granted and all appropriate maintenance fees paid, are expected to expire between 2040 and 2044, absent any patent term adjustments or extensions.

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

As of December 31, 2025, our trademark portfolio includes registrations, pending and allowed applications of the KYMERA mark and the KYMERA THERAPEUTICS mark, and the KT mark in the United States, Europe, and Canada, all covering Class 5 pharmaceutical and medical preparations and therapeutics and Class 42 pharmaceutical research and development and drug development and discovery services. We also have registrations, allowed applications, and pending applications in Europe, the United States, and Canada respectively for our K & Design logo mark covering the same goods and services.

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
•
submission to the FDA of a New Drug Applicaiton, or NDA;
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

FDA leadership announced in February 2026 that the FDA will, going forward, adopt the default position that one adequate and well-controlled study, combined with confirmatory evidence, can serve as the basis of marketing authorization for novel products.

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

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, FDA will nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary. Additionally, recent policy proposals in the U.S., if enacted, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Other Healthcare Laws

Drug companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. These laws and regulations may limit our relationships with our partners, providers, and third-party payors. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. They also include patient data privacy and security laws and regulations, including a growing number of state laws focused on consumer privacy, consumer health data, biometrics and genetic information.

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

Most recently, the Inflation Reduction Act of 2022 (“IRA”), included several provisions that may impact our business to varying degrees. This includes reducing the annual out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025; imposing new manufacturer financial liability on many drugs reimbursed under Medicare Part D; and allowing the U.S. government to negotiate Medicare pricing for certain high-cost drugs and biologics without generic or biosimilar competition. The IRA also requires drug companies to pay rebates to Medicare for drug prices that increase faster than inflation. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if any approved indications are for rare diseases. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. The outcome of these lawsuits is uncertain. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and the pricing of prescription drug products. The effect of IRA on our business and the pharmaceutical industry in general is not yet known.

In addition, the One Big Beautiful Bill Act of 2025 (“OBBBA”) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the U.S. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The current administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the current administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Government regulation of data collection outside of the United States

In the event we conduct clinical trials in the EU, we will be subject to additional privacy restrictions. The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation (“EU GDPR”) and the UK is governed by the UK General Data Protection Regulation (“UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. In this Annual Report on Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenues for the preceding financial year, or €20,000,000 (£17,500,000 in the UK), whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional controls and processes ensuring compliance with the new data protection rules. There has been limited enforcement of the GDPR to date, particularly in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the new requirements on any future trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with the GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EEA and/or UK, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020.

As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). A new framework named the Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. The MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland) and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. However, although a separate authorization is now required to market medicinal products in the UK., under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK. marketing authorization.

Employees and Human Capital

As of December 31, 2025, we had 238 full-time employees. Within our workforce, 189 employees are engaged in research and development and 49 are engaged in business development, finance, legal, and general management and administration. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. We continually evaluate the business need and opportunity and balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to clinical research organizations and certain drug manufacturing to contract manufacturers. Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation and insurance benefits for all our employees, as well as participation in our equity programs. To attract qualified applicants, the Company offers a comprehensive benefits package consisting of base salary and cash target bonus, medical and other benefits and equity compensation for every employee. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

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

We believe our facilities are sufficient to meet our current needs. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Since our formation in 2015 and our initial funding in 2016, our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our drug discovery technology, developing our pipeline, building our intellectual property portfolio, undertaking preclinical studies and conducting clinical trials of our product candidates. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current product candidates. Any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as developments relating to macroeconomic conditions. We will need to transition from a company with a research and development focus to a company capable of supporting late-stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since inception, we have incurred significant operating losses. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors, collaborators in private equity financings, upfront payments under our collaborations and sales of our common stock in our initial public offering, or IPO, and multiple public and private offerings of common stock and our at-the market sales program. As of December 31, 2025, our cash and cash equivalents and marketable securities were $1,619.4 million. We have incurred net losses each year since our inception, and we had an accumulated deficit of $1,066.0 million as of December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, we reported net losses of $311.4 million, $223.9 million and $147.0 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of December 31, 2025 we had approximately $1,619.4 million of cash and cash equivalents and marketable securities, which we expect will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Preclinical and Clinical Development

We are very early in our development efforts and our STAT6 and IRF5 programs are in early clinical development with additional programs in preclinical development. If we are unable to advance our programs into and through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the preclinical results that supported IND clearance for KT-579, ongoing clinical trial of KT-621 and planned clinical trials of KT-485 and KT-579, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-621 and KT-579, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-579, we do not know whether any of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies KT-621 demonstrated full inhibition of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that exceeded published data for dupilumab, and equivalent or superior activity to dupilumab. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

Legislative and regulatory actions have been taken that have the potential to negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. On December 18, 2025, for example, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated “biotechnology companies of concern,” and from expending certain federal loan or grant funds for such equipment or services. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Though we do not currently receive U.S. government funding, we rely on third-party service providers and may have collaborators, investors, customers, or future commercial partners that receive U.S. government funding and could be subject to BIOSECURE-related restrictions. We regularly evaluate steps to mitigate any potential impact of any future expanded or modified legislation or regulatory or administrative actions towards foreign entities providing services to U.S. based companies. Depending on the terms of any final legislation or administrative actions that may be enacted, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts.

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

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular current or future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. In December 2025 we received Fast Track Designation for KT-621 for atopic dermatitis and we may in the future pursue Fast Track Designation for additional uses or other candidates. Even if we receive Fast Track Designation for certain current or future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures

We or our collaborators may seek approval of KT-621, KT-579 or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We or our collaborators may seek accelerated approval of KT-621, KT-579, or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In the Consolidated Appropriations Act, Congress provided FDA with additional authorities to help prevent such delays, including that FDA may, when appropriate, require a confirmatory study or studies to be underway prior to approval. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

The criteria for orphan designation in the EU are similar in principle to the U.S. – see the section of this Annual Report on Form 10-K entitled “Business - Government Regulation - Government Regulation of Drugs Outside of the United States” for additional information. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, delay the review and approval of regulatory submissions, limit the development or implementation of regulatory programs, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the current administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions at the FDA and other federal agencies, including from federal government shutdowns like the one that occurred in October 2025, substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. These changes have been reported by some within the pharmaceutical industry as creating instances of in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

If a prolonged government shut down occurs again or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the current administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates or delay the review or effectiveness of required regulatory or securities filings.

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

We may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe and other geographies. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction and FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. See the section of this Annual Report on Form 10-K entitled, “Business - Government Regulation - Other Healthcare Laws” and the section of this Annual Report entitled, “Business - Government Regulation - Current and Future Healthcare Reform Legislation” for more information.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. See the section of this Annual Report on Form 10-K entitled, “Business - Government Regulation - Current & Future Healthcare Reform Legislation” for more information.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. See the section of this Annual Report on Form 10-K entitled “Business - Government Regulation - Other Regulatory Matters - Other Healthcare Laws” for additional information.

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

Although we designed the Phase 1 and 2 trials of KT-621 and Phase 1 trial of KT-579, and intend to design other clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

On December 18, 2025, the NDAA was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated “biotechnology companies of concern,” and from expending certain federal loan or grant funds for such equipment or services. While the BIOSECURE Act does not identify specific companies by name in the statutory text, it reflects continued U.S. government focus on limiting reliance on biotechnology providers with relationships to foreign adversaries that may pose national security risks. The BIOSECURE Act has not yet been fully implemented through final regulations, and the scope, interpretation, and enforcement of these restrictions remain uncertain.

BIOSECURE-related restrictions, and any future legislative, regulatory, or administrative actions expanding or modifying these restrictions, could negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment or services produced or provided by certain biotechnology providers having relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may include supply chain disruptions or delays. Though we do not currently receive U.S. government funding, BIOSECURE-related restrictions could indirectly affect our collaborators, customers, investors, or suppliers that receive U.S. government funding, and we are currently evaluating steps to mitigate any potential impact of any future expanded or modified legislation or regulatory or administrative actions applicable to foreign entities providing services to U.S. based companies. Depending on the terms of the final BIOSECURE Act, its implementing regulations, or any related future actions, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts For all of our current or future product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and drug substance prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source and dual source suppliers will be able to meet our demand for their products. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance.

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

We may depend on collaborations with other third parties for the development and commercialization of our product candidates in the future. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

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

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, patent term adjustments, validity or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may become involved in opposition, derivation, reexamination, inter partes review, or post-grant review proceedings challenging our patent rights or the patent rights of others from whom we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO, the Unified Patent Court, or UPC, or in other countries or jurisdictions. In addition, we may be subject to third-party submissions to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may challenge our issued patents or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by showing an administrative patent authority or judge that the invention was not patent-eligible, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application failed to meet relevant requirements relating to description, basis, enablement, and/or support; in litigation, a competitor could assert that our patents are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

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

As of December 31, 2025, we had 238 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert management’s time and financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack, security incident, or compromise could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, employee error or malfeasance, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering (including successful phishing attacks) or other means to threaten data security, confidentiality, integrity and availability. These attacks and activity are also being facilitated or enhanced by evolving technologies, including artificial intelligence.

A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security incidents or breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

Like other companies in our industry, we and our service providers have experienced and may in the future experience cyberattacks and other attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security incidents, data breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced security incident or data breach.

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

For example, with respect to the collection and processing of personal data relating to the EU, European Economic Area (“EEA”) and United Kingdom (“UK”), we are subject to the EU General Data Protection Regulation (EU GDPR), the UK General Data Protection Regulation (UK GDPR), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of our establishments in the UK and any EEA Member State. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers.

The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the UK International Data Transfer Agreement or Addendum (UK IDTA)) have been put in place, and transfer impact assessments conducted. The EU and U.S. have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. Any inability to transfer personal data from the UK or EEA to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on 19 June 2025. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

In the United States, several layers of federal and state data protection laws and regulations may apply to our business, including HIPAA, the Federal Trade Commission (FTC) Act and state consumer privacy and health data privacy laws. For example, the California Consumer Privacy Act (CCPA) is a comprehensive privacy law that creates individual privacy rights and increased privacy and security obligations on businesses handling the personal data of California residents. The CCPA requires covered businesses to provide certain disclosures to consumers about data collection, use and sharing practices, to allow California residents to opt out of certain sales and disclosures of personal information, and to opt out of certain uses of sensitive personal information, including health information. The law also created a regulatory agency in California, and that agency’s finalized and proposed regulations are continuing to change the standard of privacy protection we may be required to meet. Numerous other states have passed similar consumer privacy laws that are or will be implemented and enforced by various state regulators. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. These laws may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in more than a dozen states will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

States are also putting in place laws that apply additional protections specifically to health information. For example, Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed or passed legislation that regulates the privacy and security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically.

In addition, federal regulators are imposing new and heightened protections for health and other sensitive information that could impact our business. For example, the FTC has imposed stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, and has expanded the application of its Health Breach Notification Rule. Further, through executive and legislative action, the federal government restricts data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern, including through the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered

Persons”. The rule also prohibits covered businesses from engaging in certain investment agreements, employment agreements or vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these laws and regulations may be punishable by criminal and/or civil sanctions, result in exclusion from participation in federal and state programs or restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

In our ongoing efforts to innovate and develop product candidates, we have integrated artificial intelligence (AI) and machine learning into virtual screening, hit validation and optimization technologies. While AI and machine learning present opportunities for enhanced productivity and innovation, they also introduce cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks that could adversely impact our business and reputation. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable laws and regulations and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement.

The evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI. We expect to see increasing regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, and, with some exceptions, will become fully effective in August 2026. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models and encourages providers and deployers to account for EU ethical principles when developing and using AI technology.

Likewise, in the United States, the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors, such as healthcare. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by these laws or regulations we will need to meet higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

We are committed to implementing governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the potential for significant changes in U.S. policies or regulatory environment given the current administration, military conflict, including the ongoing conflicts between Russia and Ukraine, and in the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

Additionally, severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

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

As of December 31, 2025, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 29% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of December 31, 2025, approximately 15,815,253 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 10,348,903 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. As of the date hereof, we are obligated to register approximately 29.7 million shares of our common stock pursuant to certain resale registration rights granted to entities affiliated with members of our board of directors. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

The rules dealing with U.S. federal, state and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, the U.S. Treasury Department and other taxing authorities. For example, the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025 and made significant changes to the U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. These changes could subject us to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

As of December 31, 2025, we had federal and state net operating loss carryforwards of $571.6 million and $607.5 million, respectively, which begin to expire in various amounts in 2037 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2017, which are not subject to expiration but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020). As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $40.0 million and $18.6 million, respectively, which begin to expire in 2032. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases by more than 50 percentage points over the lowest ownership percentage of such stockholders or groups of stockholders within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code and limit our ability to utilize NOLs or credit. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As described above under “Risk Factors-Risks Related to our Financial Position and Need for Additional Capital,” we have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or credit carryforwards that are subject to limitation by Sections 382 and 383 of the Code.

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

Governance Related to Cybersecurity Risks

Under the ultimate direction of the Chief Executive Officer (CEO) and our executive management team, the Cybersecurity Supervisory Committee (CSSC) has primary responsibility for overseeing our management of cybersecurity risks. Members of the CSSC include the Chief Financial Officer (CFO); the Chief Legal Officer (CLO); and the Head of Information Technology (IT). Additional members of the ET may be asked to support specific incidents as deemed appropriate by the CSSC. The CSSC meets as circumstances warrant to review and update incident response procedures and to provide oversight of incident response activities of the Cyber Security Incident Response Team.

The head of information technology and the CSSC have primary responsibility for assessing and managing our cybersecurity program. The head of information technology, who reports to the Chief Financial Officer, has more than 25 years of experience in building and leading information technology and security teams.

The board of directors has ultimate oversight of our risk management program and has delegated oversight of that program, including, oversight of cybersecurity, to the audit committee of the board of directors. The head of Information Technology presents to the audit committee periodically regarding cybersecurity matters. The CFO and the CLO, in partnership with the CEO, are responsible for informing the audit committee in the event of any material cybersecurity incidents and any potential disclosure obligations arising from such incidents.

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

Stock Performance Graph

The following graph shows a comparison from December 31, 2020, through December 31, 2025, of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the same period. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

Comparison of 5 year Cumulative Total Return*

Among Kymera Therapeutics, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Kymera Therapeutics, Inc. (KYMR)
NASDAQ Composite Index (.XCMP)
NASDAQ Biotechnology Index (.XNBI)

*$100 invested on December 31, 2020 in stock and indices, including reinvestment of dividends.

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

Holders of Our Common Stock

As of February 20, 2026, there were approximately 10 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to reinventing the treatment of human disease through the development of innovative, highly differentiated oral medicines that address significant health problems and meaningfully improve patients’ lives. We are committed to advancing novel technologies to address targets that have known disease-causing biology, but which have not been drugged, or have been inadequately drugged, often based on limitations of existing technologies. Our approach is intended to discover and develop a new generation of medicines in a disease-agnostic manner.

We are a leader in targeted protein degradation (TPD), a next-generation small molecule therapeutic modality that engages the body’s natural cellular recycling system to selectively eliminate disease-causing proteins. Our objective is to develop molecules that are both potent and highly selective, creating the unique potential to address diseases that are poorly served by current treatment options. To date, we have progressed multiple programs into clinical development and expect to advance at least one new molecular entity into clinical testing annually. We intend to leverage our drug development expertise to become a fully integrated biopharmaceutical company with an industry-leading pipeline of novel medicines.

Our current discovery and development efforts are primarily directed at high-value targets in immunology. We believe there are more than 160 million patients in the United States, Europe and Japan that are diagnosed with some of the most prevalent immune-inflammatory diseases that our programs have the potential to address, nearly half of whom remain untreated. Of those treated, most patients are treated with therapies that do not treat the underlying diseases but mostly their symptoms. As a result, only a small percentage of patients, which we believe to be approximately 3% of the diagnosed population with moderate to severe inflammatory diseases, are currently treated with systemic advanced therapies, mostly injectable biologics. While generally efficacious, biologics have drawbacks. Biologics tend to be more expensive to manufacture, and the cost burden ultimately falls on patients and payors. Patient access to therapy can also be a challenge, as biologics can be more complex to prescribe and reimburse than small molecule medicines. Additionally, biologics are administered as injections - which may result in injection site reactions or pain - a less preferred route of administration as compared to oral medications, which offer greater flexibility for patients. We believe we have the potential to deliver a compelling value proposition to a significant underserved patient population: small molecule medicines with biologics-like activity through the convenience of a daily, oral pill.

Our publicly disclosed immunology programs target STAT6, IRF5 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, and recently initiated the BROADEN2 Phase 2b clinical trial in adult and adolescent patients with moderate to severe Atopic Dermatitis (AD) and the BREADTH Phase 2b clinical trial in adult patients with moderate to severe asthma. We are also developing KT-579 as part of our oral IRF5 degrader program, and we recently initiated a Phase 1 clinical trial in healthy volunteers. We are collaborating with Sanofi S.A. (“Sanofi”) on the development of our IRAK4 degrader, KT-485/SAR447971, which Sanofi plans to advance into clinical testing in 2026. In June 2025, we announced a strategic collaboration with Gilead Sciences, Inc. (“Gilead”) to develop novel oral molecular glue degraders for CDK2. Our additional early undisclosed pipeline programs focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

In addition to our immunology focus, we also have research initiatives in other therapeutic areas. Additionally, we believe many of our key discovery and development capabilities have broad applicability, creating an opportunity for us to develop impactful therapies leveraging small-molecule modalities in addition to TPD.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have received gross proceeds of $2.75 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our subsequent follow-on offerings and private placement offering, our prior sales agreement with Cowen and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $311.4 million, $223.9 million and $147.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, as of December 31, 2025 and 2024, we had an accumulated deficit of $1,066.0 million and $754.6 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1,619.4 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” below.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our only revenues have been derived from research collaboration arrangements with Vertex Pharmaceuticals Incorporated, or Vertex,, Sanofi and Gilead. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of the collaboration agreements.

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

In December 2022, Sanofi provided us with written notice of its intention to take KT-474 into Phase 2 clinical trials. In the fourth quarter of 2023, we achieved two milestones of $40.0 million and $15.0 million relating to the dosing of the first patient in the Phase 2 clinical trial for the first and second indications, respectively. In the first quarter of 2025, we achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. In connection with this milestone we unconstrained $20.0 million of consideration in the first quarter of 2025. All milestone payments have been received as of December 31, 2025.

In June 2025, Sanofi communicated its decision to exercise its full participation election under the terms of the companies’ collaboration agreement, and to advance KT-485/SAR447971, into clinical testing. As a result, Sanofi stopped development of KT-474. In connection with the IRAK4 program, we remain eligible to receive up to $975 million in development and commercial milestones upon the achievement of certain developmental or regulatory events and upon the achievement of certain net sales thresholds.

In September 2023, we mutually agreed to cease activities related to the undisclosed target and we are no longer eligible for the milestone and royalty payments associated with the second target.

Gilead Agreement

On June 25, 2025, we entered into an exclusive option and license agreement (the “Gilead Agreement”) with Gilead Sciences, Inc. (“Gilead”), to collaborate on developing novel molecular glue degraders directed against cyclin-dependent kinase 2 (“CDK2”). Under the Gilead Agreement, the Company granted to Gilead an exclusive option, exercisable during a defined option period, to exercise an exclusive, worldwide license to develop, manufacture, and commercialize certain CDK2 degraders generated under the collaboration.

Pursuant to the Gilead Agreement, we are responsible for all discovery and preclinical research activities through the delivery of a complete data package as defined in the agreement. If, after receiving the complete data package, Gilead exercises its option to license the program, Gilead will have global rights to develop, manufacture and commercialize all products resulting from the collaboration.

If Gilead does not exercise the option during the option period defined in the agreement, then the Gilead Agreement will terminate. Following option exercise, the Gilead Agreement will expire on a product-by-product and country-by-country basis upon the expiration of all royalty obligations under the agreement. Gilead may terminate the agreement for convenience upon advance written notice. Each party may also terminate the agreement for material breach, insolvency, and the agreement may be terminated for certain other customary reasons, including Gilead’s right to terminate certain provisions of the agreement following a change of control of our company.

In consideration for the exclusive option and rights granted under the Gilead Agreement, we received a non-refundable upfront payment of $40.0 million. In addition, if Gilead exercises the option, we are entitled to receive an option exercise payment of $45.0 million and will be eligible to receive up to $665.0 million upon the achievement of certain development, regulatory and commercial milestones. We are also eligible to receive tiered royalties on net sales by Gilead ranging from high single-digit to mid-teen percentages, subject to customary reductions in certain circumstances

Operating expenses

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

Results of Operations

Comparison of years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year ended December 31,		Change
	2025	2024
	(in thousands)
Collaboration Revenue	$39,211	$47,072	$(7,861)
Operating expenses:
Research and development	316,568	240,248	76,320
General and administrative	68,187	63,534	4,653
Impairment of long-lived assets	3,855	4,925	(1,070)
Total operating expenses	388,610	308,707	79,903
Loss from operations	(349,399)	(261,635)	(87,764)
Other income, net	38,048	37,777	271
Net loss	$(311,351)	$(223,858)	$(87,493)

Collaboration revenue

We recognize revenue under each of our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $39.2 million for the year ended December 31, 2025, of which $33.6 million and $5.6 million were attributable to our collaboration agreements with Sanofi and Gilead, respectively. Collaboration revenues were $47.1 million for the year ended December 31, 2024, the entirety of which was attributable to our collaboration agreement with Sanofi. The decrease in revenue is primarily attributable to the satisfaction of the performance obligation under the Sanofi agreement in the second quarter of 2025, offset by revenue related to the Gilead agreement.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not separately included in the table below prior to the year they are disclosed):

	Year ended December 31,		Change
	2025	2024
	(in thousands)
External research and development costs:
STAT6	$86,615	$39,805	$46,810
Other	92,165	84,981	7,184
Research and development compensation and related personnel expense	90,346	75,975	14,371
Research and development overhead and administrative costs	47,442	39,487	7,955
Total research and development expenses	$316,568	$240,248	$76,320

Research and development expenses were $316.6 million for the year ended December 31, 2025, compared to $240.2 million for the year ended December 31, 2024. The increase of $76.3 million was primarily due to an increase of $46.8 million in costs related to our STAT6 program, and increases of $14.4 million and $8.0 million, respectively, in personnel and stock-based compensation, and occupancy and overhead costs due to increases in employee headcount.

General and administrative expenses

General and administrative expenses were $68.2 million for the year ended December 31, 2025, compared to $63.5 million for the year ended December 31, 2024. The $4.7 million increase was primarily due to a $3.7 million increase in employee compensation and occupancy costs, inclusive of stock-based compensation due to increases in employee headcount, and a $1.0 million increase in legal and professional services expenses to support our operations as a public company.

Impairment of long-lived assets

Impairment of long-lived assets was $3.9 million for the year ended December 31, 2025, compared to $4.9 million for year ended December 31, 2024. The decrease of $1.0 million was a result of the relative carrying values of the underlying asset that was impaired relative to the expected future cash flows.

Other Income, Net

Other income, net was $38.0 million for the year ended December 31, 2025, compared to $37.8 million for the year ended December 31, 2024. The $0.2 million increase was primarily due to the increase in our investments balance as a result of 2025 financing activities offset by a decrease in prevailing interest rates in the respective periods.

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

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not separately included in the table below prior to the year they are disclosed):

	Year ended December 31,		Change
	2024	2023
	(in thousands)
External research and development costs:
STAT6	$39,805	$—	$39,805
Other	84,981	94,700	(9,719)
Research and development compensation and related personnel expense	75,975	65,039	10,936
Research and development overhead and administrative costs	39,487	29,342	10,145
Total research and development expenses	$240,248	$189,081	$51,167

Research and development expenses were $240.2 million for the year ended December 31, 2024, compared to $189.1 million for the year ended December 31, 2023. The increase of $51.2 million was primarily due to an increase of $30.1 million in costs related to our clinical and preclinical programs, and increases of $10.9 million and $10.1 million respectively in personnel and stock-based compensation costs, and occupancy and overhead costs due to increases in employee headcount.

General and administrative expenses

General and administrative expenses were $63.5 million for the year ended December 31, 2024, compared to $55.0 million for the year ended December 31, 2023. The $8.5 million increase was primarily due to a $7.0 million increase in personnel, stock-based compensation and occupancy costs due to increases in employee headcount, and a $1.5 million increase in legal and professional services expenses to support our operations as a public company.

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

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $2.75 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our follow-on offerings and private placement offering, our prior sales agreement with Cowen, and through our corporate collaborations. As of December 31, 2025, we had cash and cash equivalents and marketable securities of $1,619.4 million.

In October 2021, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Sales Agreement. Through October 30, 2024, we sold 1,519,453 shares of common stock under the Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Jefferies Sales Agreement. As of December 31, 2025, we have not sold any shares of common stock under the Jefferies Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash used in operating activities	$(232,891)	$(194,501)	$(102,826)
Cash provided by (used in) investing activities	(521,061)	(404,077)	139,886
Cash provided by financing activities	990,713	608,851	4,192
Net increase in cash, cash equivalents and restricted cash	$236,761	$10,273	$41,252

Cash Flow used in Operating Activities

During the year ended December 31, 2025, operating activities used $232.9 million of cash, primarily resulting from our net loss of $311.4 million during the period. These were partially offset by a $15.3 million net decrease in other operating assets and liabilities primarily driven by changes in deferred revenue, accounts payable, accrued expenses, operating lease liabilities as well as adjustments for non-cash items of $63.2 million (primarily consisting of stock-based compensation, lease impairment charge, depreciation & amortization and premiums & discounts on available-sale-securities).

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

Cash Flow provided by (used in) Investing Activities

During the year ended December 31, 2025, cash used in investing activities was $521.1 million comprised of purchases of marketable securities of $1,007.6 million and purchases of property and equipment of $1.5 million partially offset by maturities of marketable securities of $488.0 million.

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

Cash Flow from Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $990.7 million, consisting of $928.9 million in proceeds from issuance of common stock and accompanying pre-funded warrants, net of offering costs, $61.6 million in proceeds from the exercise of employee stock options, $1.7 million from proceeds from the employee stock purchase plan, partially offset by finance lease payments of $1.5 million.

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

We believe the existing cash, cash equivalents and marketable securities of $1,619.4 million as of December 31, 2025, will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

As of December 31, 2025, we had outstanding pre-funded warrants to purchase 15,815,253 shares of common stock, each with an exercise price of $0.0001 per share. These warrants can be exercised at any time at the discretion of the holders, subject to certain ownership limitations. While the potential exercise of these pre-funded warrants would result in the issuance of additional shares, thus increasing the total shares outstanding, their nominal exercise price means they are already considered outstanding for purposes of calculating our weighted average common stock outstanding and earnings per share. Due to the minimal exercise price, we do not anticipate significant additional cash proceeds upon exercise and consequently does not expect the exercise of these warrants to materially affect its liquidity, capital resources, or overall financial condition.

Contractual Obligations and Other Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements primarily include those related to our lease commitments.

Lease Commitments

Our lease commitments reflect payments due for our two lease agreements for laboratory and office space in Watertown, Massachusetts that expire in March of 2030 and 2035, respectively. As of December 31, 2025, our contractual commitments for our leases were $112.8 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Annual Report on Form 10-K.

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

Equity-Based Compensation Expense

We measure equity-based awards granted to employees, directors, and nonemployees based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The equity-based payments include grants of stock options and restricted stock units. The measurement date for equity awards is the date of grant, and equity-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information is available. We select companies with comparable characteristics to us with historical share price information that approximates the expected term of the equity-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period that approximates the calculated expected term of our stock options. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our stock price becomes available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. We use the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. We utilize this method due to lack of historical exercise data. The expected dividend yield is assumed to be zero as we have no current plans to pay any dividends on common stock.

We have performance conditions included in certain of our restricted stock units and stock options that are based upon the achievement of pre-specified clinical development milestones. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, we begin to recognize the grant-date fair value of the performance-based restricted stock awards when we determine the achievement of each performance condition is deemed probable, a determination which requires significant judgment by management. On the date the performance condition is deemed probable, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. We reassess the probability of achievement at each reporting period and adjust cumulative expense as necessary.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2025, we had no significant liabilities denominated in foreign currencies.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kymera Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Collaborations - Gilead Arrangement
Description of the Matter

As discussed in Note 5 to the consolidated financial statements for the Gilead Agreement, the Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability on the Company’s consolidated balance sheet. For the year ended December 31, 2025, the Company has recognized $5.6 million in Gilead Agreement collaboration revenue.

Auditing the Company's accounting for revenues from this collaboration arrangement was complex and required significant judgments primarily in evaluating estimates of the total expected costs under the input method for revenue recognized over time. Auditing the progress toward completion of this collaboration arrangement was especially challenging because it involves subjective management assumptions used in estimating the remaining research and development costs necessary to satisfy the performance obligation. The calculation of the total remaining estimated research and development cost includes forecasted costs associated with internal employee efforts, materials costs, and third-party contract costs. The recognition of revenue pursuant to this collaboration arrangement is subject to these judgments made and estimates developed by management and is sensitive to changes in these assumptions.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s process for developing the estimate, including controls to assess the completeness and accuracy of the data that supports management’s estimates.

To test the Company’s Gilead collaboration revenue, we performed audit procedures that included, among others, reading the collaboration arrangement and testing the accuracy and completeness of the underlying data used in evaluating the estimates and significant judgments described above. To assess the reasonableness of the Company's significant estimates and judgments, we compared cost estimates to costs previously incurred for similar activities, evaluated the remaining estimated level of effort required to complete the services, and inspected evidence of actual costs incurred. We also discussed the basis for key assumptions with the Company's research and development personnel, who oversee the completion of this collaboration arrangement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Boston, Massachusetts

February 26, 2026

KYMERA THERAPEUTICS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$357,011	$120,256
Marketable securities (Note 4)	491,265	368,488
Prepaid expenses and other current assets	22,938	21,524
Total current assets	$871,214	$510,268
Marketable securities, non-current (Note 4)	771,158	362,159
Property and equipment, net (Note 6)	43,175	50,457
Right-of-use assets, operating leases	42,351	47,407
Other non-current assets	9,114	1,950
Restricted cash	5,800	5,794
Total assets	$1,742,812	$978,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,015	$5,989
Accrued expenses (Note 8)	42,274	34,867
Deferred revenue	22,925	13,576
Operating lease liabilities	11,941	11,594
Finance lease liabilities	1,815	1,518
Other current liabilities	242	223
Total current liabilities	$83,212	$67,767
Non-current liabilities
Deferred revenue, net of current portion	11,440	—
Operating lease liabilities, net of current portion	67,034	72,423
Finance lease liabilities, net of current portion	1,462	2,226
Total liabilities	$163,148	$142,416
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2025 and 2024; 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2025 and 2024, 81,323,532 and 64,890,193 shares issued and outstanding at December 31, 2025 and 2024, respectively	8	7
Additional paid-in capital	2,643,817	1,591,707
Accumulated deficit	(1,065,961)	(754,610)
Accumulated other comprehensive income (loss)	1,800	(1,485)
Total stockholders’ equity	1,579,664	835,619
Total liabilities and stockholders’ equity	$1,742,812	$978,035

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2025	2024	2023
Statement of Operations:
Collaboration revenue	$39,211	$47,072	$78,592
Operating expenses:
Research and development	316,568	240,248	189,081
General and administrative	68,187	63,534	55,041
Impairment of long-lived assets	3,855	4,925	—
Total operating expenses	388,610	308,707	244,122
Loss from operations	(349,399)	(261,635)	(165,530)
Other income (expense):
Interest and other income	38,418	38,026	18,764
Interest and other expense	(370)	(249)	(196)
Total other income	38,048	37,777	18,568
Net loss	$(311,351)	$(223,858)	$(146,962)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	3,285	(933)	4,397
Total comprehensive loss	$(308,066)	$(224,791)	$(142,565)
Reconciliation of net loss to net loss attributable to common stockholders:
Net Loss	$(311,351)	$(223,858)	$(146,962)
Net loss attributable to common stockholders	$(311,351)	$(223,858)	$(146,962)
Net loss per share attributable to common stockholders, basic and diluted	$(3.69)	$(2.98)	$(2.52)
Weighted average common stocks outstanding, basic and diluted	84,490,585	75,043,991	58,365,499

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31 2025, 2024 and 2023

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain/(Loss)	Equity
Balance at December 31, 2022	55,039,380	$6	$878,884	$(383,790)	$(4,949)	$490,151
Exercise of Stock Options	441,759	—	2,860	—	—	2,860
Vesting Restricted Stock	39,511	—	—	—	—	—
Issuance of shares under ESPP	64,655	—	1,407	—	—	1,407
Stock-based compensation expense	—	—	43,118	—	—	43,118
Unrealized gain on marketable securities	—	—	—	—	4,397	4,397
Net Loss	—	—	—	(146,962)	—	(146,962)
Balance at December 31, 2023	55,585,305	$6	$926,269	$(530,752)	$(552)	$394,971
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14,877	3,884,158	—	301,373	—	—	301,373
Issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1,249	1,519,453	—	48,740	—	—	48,740
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12,237	2,830,533	1	246,505	—	—	246,506
Exercise of Stock Options	799,117	—	11,790	—	—	11,790
Vesting Restricted Stock	174,463		—	—	—	—
Issuance of shares under ESPP	97,164	—	2,018	—	—	2,018
Stock-based compensation expense	—	—	55,012	—	—	55,012
Unrealized loss on marketable securities	—	—	—	—	(933)	(933)
Net Loss	—	—	—	(223,858)	—	(223,858)
Balance at December 31, 2024	64,890,193	7	1,591,707	(754,610)	(1,485)	835,619
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $15.7 million	5,899,500	-	272,671	-	-	272,671
Issuance of common stock from December 2025 public offering, net of issuance costs of $36.2 million	8,050,000	1	656,229	-	-	656,230
Exercise of Stock Options	2,140,098	-	61,621	-	-	61,621
Vesting Restricted Stock	284,026	-	-	-	-	-
Issuance of shares under ESPP	59,715	-	1,685	-	-	1,685
Stock-based compensation expense	-	-	59,904	-	-	59,904
Unrealized loss on marketable securities	-	-	-	-	3,285	3,285
Net Loss	-	-	-	(311,351)	-	(311,351)
Balance at December 31, 2025	81,323,532	$8	$2,643,817	$(1,065,961)	$1,800	$1,579,664

The accompanying notes are an integral part of these consolidated financial statements.

KYMERA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(311,351)	$(223,858)	$(146,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	59,904	55,012	43,118
Impairment of long-lived assets	3,856	4,925	—
Depreciation and amortization	8,313	7,373	3,565
Premiums and discounts on available for sale marketable securities	(8,879)	(13,983)	(5,229)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,361)	(8,903)	(1,961)
Accounts receivable	—	15,000	(15,000)
Contract asset	947	2,815	(1,226)
Accounts payable	(1,974)	(307)	2,038
Accrued expenses and other current liabilities	7,387	4,180	3,180
Deferred revenue	20,789	(41,075)	(8,609)
Operating lease right-of-use assets	2,666	2,541	4,797
Operating lease liabilities	(5,042)	1,921	18,582
Other non-current assets	(7,164)	168	909
Other non-current liabilities	18	(310)	(28)
Net cash used in operating activities	$(232,891)	$(194,501)	$(102,826)
Investing activities
Purchase of property and equipment, net	(1,449)	(12,838)	(34,480)
Purchase of marketable securities	(1,007,628)	(901,226)	(189,151)
Maturities of marketable securities	488,016	509,987	363,517
Net cash (used in) provided by investing activities	$(521,061)	$(404,077)	$139,886
Financing activities
Issuance of common stock and accompanying pre-funded warrants from January 2024 public offering, net of issuance costs of $14.9 million	—	301,373	—
Proceeds from issuance of common stock through At-The Market Sales Agreement, net of issuance costs of $1.2 million	—	48,740	—
Issuance of common stock and accompanying pre-funded warrants from August 2024 public offering, net of issuance costs of $12.2 million	—	246,506	—
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $15.7 million	272,671	—	—
Issuance of common stock from December 2025 public offering, net of issuance costs of $36.2 million	656,230	—	—
Proceeds from stock option exercises	61,621	11,790	2,860
Proceeds from employee stock purchase plan	1,685	2,018	1,408
Payments on financing leases	(1,494)	(1,576)	(76)
Net cash provided by financing activities	$990,713	$608,851	$4,192
Net increase in cash, cash equivalents and restricted cash	236,761	10,273	41,252
Cash, cash equivalents and restricted cash at beginning of period	126,050	115,777	74,525
Cash, cash equivalents and restricted cash at end of period	$362,811	$126,050	$115,777
Supplemental disclosure of cash flow activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$48,833
Cash paid for interest	$312	$206	$162
Supplemental disclosure of noncash investing and financing activities
Purchases of property and equipment through finance and lease liabilities	$1,028	$2,742	$—
Property and equipment purchases included in accounts payable and accrued expenses	$80	$60	$4,016

The accompanying notes are an integral part of these consolidated financial statements.

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	December 31,
	2025	2024	2023
Cash and cash equivalents	$357,011	$120,256	$109,966
Restricted cash	5,800	5,794	5,811
Total cash, cash equivalents, and restricted cash	$362,811	$126,050	$115,777

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $1,066.0 million as of December 31, 2025. The Company has funded these losses principally through the issuance and sale of its convertible preferred stock to outside investors and collaborators in private equity financings, its initial public offering, or IPO, follow-on offerings, Private Investment in Public Equity, or PIPE offering and at-the market sales program as well as from cash proceeds received in connection with the Company’s corporate collaboration agreements (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $1,619.4 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these consolidated financial statements.

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

2025 Follow-on Public Offerings

On June 30, 2025, the Company issued and sold 5,044,500 shares of common stock at a public offering price of $44.00 per share. Additionally, in lieu of common stock to a certain investor, the Company issued and sold pre-funded warrants to purchase 655,500 shares of common stock at a public offering price of $43.9999 per pre-funded warrant, which represents the public offering price per share of common stock less the $0.0001 per share exercise price of each pre-funded warrant. The aggregate gross proceeds from this initial closing, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $250.8 million. In July 2025, the Company completed the follow-on offering through the closing of the underwriters’ full exercise of their option to purchase an additional 855,000 shares of common stock. As a result, the total aggregate gross proceeds from this follow-on offering were approximately $288.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On December 10, 2025, the Company completed a follow-on offering of its common stock. The Company issued and sold 8,050,000 shares of common stock, including full exercise of the underwriters’ over-allotment option to purchase an additional 1,050,000 shares, at a public offering price of $86.00 per share. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $692.3 million.

Pre-funded warrants

In connection with certain offerings mentioned above the Company has issued pre-funded warrants to purchase common stock in lieu of common stock. As the pre-funded warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheets. The pre-funded warrants are exercisable at any time. The holders of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to such exercise. The holders of Pre-Funded Warrants may increase or decrease such percentages not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. During the twelve months ended December 31, 2025, no pre-funded warrants were exercised. As of December 31, 2025, there were 15,815,253 pre-funded warrants outstanding.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Management’s estimates and judgments are derived and continually evaluated based on available information, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. In recording transactions and balances resulting from business operations, management makes estimates based on the best information available at the time the estimate is made. Significant estimates relied upon in preparing these financial statements include revenue recognized under our collaboration agreements, accrual for research and development expenses, lease impairment, and equity-based compensation expense. As better information becomes available or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior estimates.

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

Marketable Securities

The Company classifies marketable securities with a remaining maturity of greater than three months when purchased as available-for-sale. The Company classifies investments available to fund current operations as current assets on its balance sheets. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by investment managers and consist of U.S. Treasury securities, U.S Government Agency securities, and corporate securities, including commercial paper. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

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

Impairment of Long-Lived Assets

Long-lived assets (including right-of-use assets) to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the years ended December 31, 2025 and December 31, 2024, the Company recorded impairment losses related to its move into its new corporate headquarters and its subsequent effort to sublease the previous space of $3.9 million and $4.9 million, respectively. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023.

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

Financing Costs

Costs incurred in connection with the issuance of equity units and shares are recorded as a reduction of proceeds to the equity carrying value. The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the financing. If a planned financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There was no deferred offering costs on the Company’s consolidated balance sheet at December 31, 2025 and December 31, 2024.

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

The Company estimates the transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the transaction price based on which method better predicts the amount of consideration expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

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

Stock-Based Compensation

The Company accounts for all stock-based awards granted to employees, directors, and nonemployees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Stock-based payments include grants of stock options and restricted stock units. The measurement date for stock awards is the date of grant, and stock-based compensation costs are recognized as expense over the requisite service period, which is the vesting period, on a straight-line basis. The Company has issued stock options and restricted stock units with performance-based vesting conditions and records the expense for these awards if the Company concludes that it is probable that the performance condition will be achieved. Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes options-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The fair value of the underlying common shares equals the closing price of the Company’s stock on the date of grant. As the Company’s IPO was in 2020, the Company lacks a sufficient period of company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of guideline companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The fair value of each restricted stock unit award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

Compensation expense for discounted purchases under the employee stock purchase plan is measured using the Black-Scholes model to compute the fair value of the lookback provision plus the purchase discount and is recognized as compensation expense over the offering period.

We have performance conditions included in certain of our restricted stock units awards and stock options that are based upon the achievement of pre-specified clinical development milestones. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, we begin to recognize the grant-date fair value of the performance-based restricted stock awards when we determine the achievement of each performance condition is deemed probable, a determination which requires significant judgment by management. On the date the performance condition is deemed probable, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. We reassess the probability of achievement at each reporting period and adjust cumulative expense as necessary.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as unrealized gains and losses on marketable securities and other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

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

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including the pre-funded warrants given their nominal exercise price. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) per share attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options to purchase common stock, unvested restricted stock units, and shares of convertible preferred stock are considered potential dilutive common shares. The Company has generated a net loss in all periods presented, and therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, and became effective for us in the fourth quarter of 2025. Please refer to Note 12, Income Taxes, for additional disclosures related to this new standard.

Note 3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements at December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$299,067	$—	$—	$299,067
Commercial Paper	—	16,616	—	16,616
Corporate bonds	—	14,355	—	14,355
Marketable securities, current
US treasuries	157,069	—	—	157,069
US government agencies	—	126,290	—	126,290
Commercial Paper	—	7,155	—	7,155
Corporate bonds	—	200,750	—	200,750
Marketable securities, non-current
US treasuries	160,500	—	—	160,500
US government agencies	—	164,618	—	164,618
Corporate bonds	—	446,041	—	446,041
Restricted cash	5,800	—	—	5,800
Total	$622,436	$975,825	$—	$1,598,261

	Fair Value Measurements at December 31, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$106,234	$—	$—	$106,234
US treasuries	1,497	—	—	1,497
US government agencies	—	9,925	—	9,925
Marketable securities, current
US treasuries	96,442	—	—	96,442
US government agencies	—	42,068	—	42,068
Commercial Paper	—	15,851	—	15,851
Corporate bonds	—	214,127	—	214,127
Marketable securities, non-current
US treasuries	62,022	—	—	62,022
US government agencies	—	135,749	—	135,749
Corporate bonds	—	164,388	—	164,388
Restricted cash	5,794	—	—	5,794
Total	$271,989	$582,108	$—	$854,097

During the years ended December 31, 2025 and 2024, there were no transfers in or out of Level 3.

Note 4. Marketable Securities

The following table summarizes the available-for-sale debt securities held at December 31, 2025 and 2024 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
US treasury securities	$316,979	$623	$(34)	$317,568
US government agencies	290,714	276	(81)	290,909
Commercial Paper	7,156	1	(2)	7,155
Corporate securities	645,772	1,285	(266)	646,791
Total	$1,260,621	$2,185	$(383)	$1,262,423

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2024
US treasury securities	$158,518	$190	$(244)	$158,464
US government agencies	179,030	33	(1,248)	177,815
Commercial Paper	15,847	5	-	15,852
Corporate securities	378,736	424	(644)	378,516
Total	$732,131	$652	$(2,136)	$730,647

As of December 31, 2025, the Company held 120 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $389.1 million. As of December 31, 2024, the Company held 121 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $342.1 million. As of December 31, 2025, the Company held 7 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $16.3 million. As of December 31, 2024, the Company held 4 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $7.6 million.

As of December 31, 2025, the Company had 141 securities with a fair value of $491.3 million with a contractual maturity of less than 12 months and 232 securities with a fair value of $771.2 million with a contractual maturity of greater than 12 months. As of December 31, 2024, the Company had 129 securities with a fair value of $368.5 million with a contractual maturity of less than 12 months and 116 securities with a fair value of $362.2 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of December 31, 2025 and 2024.

Note 5. Collaborations

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

The Company recognizes revenue associated with the performance obligation as the discovery and preclinical research activities are provided using an input method, according to costs incurred and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. For the year ended December 31, 2025, the Company recognized $5.6 million in revenue under the Gilead Agreement. In the years ended December 31, 2024 and December 31, 2023, the Company did not recognize any revenue under the Gilead Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue as of December 31, 2025 and December 31, 2024 was $34.4 million and $0, respectively. This increase was the result of an increase of $40.0 million from the entering into of the agreement in the second quarter of 2025 partially offset by the revenue recognized in the year ended December 31, 2025. The remaining deferred revenue of $34.4 million will be recognized over the remainder of the estimated research period, which is expected to conclude within the next 1.3 years.

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

With Sanofi's exercise of its full participation election under the agreement for Collaboration Target 1, the performance obligations associated with Collaboration Target 1 & Collaboration Target 2 have been fully satisfied as of December 31, 2025.

During the year ended December 31, 2025, the Company recognized $33.6 million in revenue under the Sanofi Agreement all of which was associated with Collaboration Target 1. Of the $33.6 million of revenue recognized in the year ended December 31, 2025, $13.6 million was recognized from amounts that were recorded in deferred revenue as of December 31, 2024. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2024 is $13.6 million. During the year ended December 31, 2024, the Company recognized $47.1 million, all of which was associated with Collaboration Target 1. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2024 was $13.6 million. The decrease in deferred revenue between December 31, 2025 and December 31, 2024 is the result of the full satisfaction of the performance obligation for Collaboration 1 occurring in the year ended December 31, 2025. During the year ended December 31, 2023, the Company recognized $70.2 million in revenue under the Sanofi Agreement, of which $67.7 million was associated with Collaboration Target 1 and $2.5 million was associated with Collaboration Target 2. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2023 is $54.7 million. The decrease in deferred revenue between December 31, 2024 and December 31, 2023 is the result of on-going activity under the collaboration agreement as well as a $19.4 million cumulative catch-up to revenue related to the change in expected future costs to satisfy the Company’s performance obligation under Collaboration Target 1. During the years ended December 31, 2025 and 2024, the Company received $1.3 million and $8.8 million, respectively, in cost reimbursement payments under the Sanofi Agreement. The Company recorded $0.0 million and $0.9 million of unbilled accounts receivable related to reimbursable research and development costs under the Sanofi Agreement as of December 31, 2025 and December 31, 2024, respectively.

In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. During the year ended December 31, 2025, the Company recognized $23.6 million of revenue from the unconstrained milestones. As of December 31, 2025, all of the $75.0 million of consideration has been recorded as revenue.

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

The Company recognizes revenue associated with the performance obligation as the research and development services are provided using an input method, according to the costs incurred as related to the research and development activities on each program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The Vertex collaboration agreement expired upon completion of the initial research term in May of 2023. Accordingly, the Company fully satisfied its performance obligation and recognized all remaining deferred revenue associated with the Vertex collaboration in May 2023. The Company did not recognize any revenue under the Vertex agreement during the years ended December 31, 2025 or 2024 and recognized $8.4 million during the year ended December 31, 2023.

The following table presents the changes in accounts receivable, contract assets and liabilities for the year ended December 31, 2025 (in thousands):

	Balance at December 31, 2024	Additions	Deductions	Balance at December 31, 2025
Accounts receivable and contract assets:
Billed receivables – Sanofi	$—	$20,947	$(20,947)	$—
Unbilled receivables – Sanofi	947	20,000	(20,947)	—
Billed receivables – Gilead	—	40,000	(40,000)	—
Total accounts receivable and contract assets	$947	$80,947	$(81,894)	$—
Contract Liabilities:
Deferred Revenue – Sanofi	13,576	20,000	(33,576)	—
Deferred Revenue - Gilead	—	40,000	(5,635)	34,365
Total contract liabilities	$13,576	$60,000	$(39,211)	$34,365

Note 6. Property and equipment

Property and equipment consists of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Lab and office equipment under finance right-of-use asset	$6,543	$7,773
Lab equipment	11,388	10,526
Computer equipment	966	966
Furniture & fixtures	3,414	3,255
Leasehold improvements	42,991	44,010
Total property and equipment	65,302	66,530
Less accumulated depreciation	(22,127)	(16,073)
Property and equipment, net	$43,175	$50,457

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $8.3 million, $7.4 million and $3.6 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under financing leases with a cost basis of $6.5 million and $7.8 million and accumulated amortization expense of $3.5 million and $4.1 million as of December 31, 2025 and 2024, respectively.

Amortization expense related to right-of-use assets was $1.6 million, $1.4 million and $1.5 million the years ended December 31, 2025, 2024 and 2023 and is included in depreciation expense.

Note 7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of December 31, 2025 and December 31, 2024. The letter of credit totaled $1.3 million and $1.3 million as of December 31, 2025 and December 31, 2024, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of December 31, 2025 and December 31, 2024.

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

The Company concluded the improvements paid for by the landlord in connection with the tenant improvement allowance represent lessee assets and therefore recorded $20.1 million of leasehold improvements in property and equipment. The Company recorded an additional $17.9 million of leasehold improvements in excess of the tenant improvement allowance, all of which were placed in service.

Upon occupancy of the 2021 Lease facility in February of 2024, the Company exited the 2019 Lease facility and is actively looking to sublease the entire facility for the remaining noncancellable lease term through March 31, 2030. These actions have resulted in impairment charges of $3.9 million and $4.9 million in the years ended December 31, 2025 and 2024, respectively. The Company continues to evaluate the potential recovery of the ROU asset under sublease scenarios, and thus it is possible that additional impairments could be identified in future periods.

The impairment charges reduced the carrying value of the associated ROU asset, leasehold improvements and certain furniture and fixture assets that remained in the facility to their estimated fair values. Fair values were estimated using a discounted cash flows approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent, which is considered a level 3 input in the fair value hierarchy, and other key assumptions such as future sublease market conditions and the discount rate.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Operating lease costs	$9,829	$9,967
Financing lease costs:
Amortization of right-to-use assets, financing leases	1,616	1,424
Interest expense for financing lease liabilities	312	206
Variable lease costs	6,040	5,086
Total lease costs	$17,797	$16,683

Variable lease cost includes payments for variable common area maintenance charges and real estate taxes. Such amounts are not included in the measurement of lease liabilities.

Supplemental cash flow information relating to the Company’s leases for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$12,074	$9,524
Operating cash flows used in finance leases	$1,494	$1,351
Financing cash flows used in finance leases	$312	$206

Weighted average remaining lease terms and discount rates as of December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Remaining lease term:
Operating lease	8.6 years	9.5 years
Financing lease	2.1 years	2.8 years
Discount Rate:
Operating lease	8.7%	8.7%
Financing lease	8.8%	8.7%

The undiscounted future lease payments for operating and finance leases as of December 31, 2025, were as follows (in thousands):

Fiscal Year	Operating Leases	Financing Leases
2026	12,436	1,885
2027	12,809	1,180
2028	13,193	449
2029	13,589	71
2030	11,534	—
Thereafter	49,301	—
Total minimum lease payments	112,862	3,585
Less amounts representing interest or imputed interest	(33,887)	(308)
Present value of lease liabilities	$78,975	$3,277

Note 8. Accrued Expenses

Accrued expenses consist of the following as of December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Research and development expenses	$21,351	$17,801
Payroll and payroll-related	18,311	14,028
Professional fees	2,065	2,682
Other	547	356
Accrued expenses	$42,274	$34,867

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2025, 2024 or 2023.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company has initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. In June 2024, in connection with the Company’s 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021, and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock, inclusive of outstanding pre-funded warrants, on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2025, there were an aggregate of 4,182,654 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserves and authorizes the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lessor of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2025, there were an aggregate of 2,303,412 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan during the year ended December 31, 2025, is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,447,790	$32.73	7.37	$97,715
Granted	2,400,939	33.15
Exercised	(2,140,098)	28.79
Forfeited	(704,883)	38.53
Outstanding at December 31, 2025	9,003,748	$33.33	7.14	$400,490
Exercisable at December 31, 2025	5,945,970	$32.09	6.30	$271,876

The intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $95.0 million, $21.8 million and $9.1 million, respectively.

The weighted-average fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $23.43, $26.10 and $17.91 per share, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation expense for unvested stock options was $63.4 million, which is expected to be recognized over 2.1 years.

During the first quarter of 2025, the Company began granting performance stock options, or PSOs, under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s executive officers and management team. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the Target Amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the Target Amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. During the year ended December 31, 2025, the Company granted 88,000 PSOs with a weighted average strike price of $30.17. As of December 31, 2025, there are 88,000 PSOs outstanding with a weighted average strike price of $30.17. As of December 31, 2025 the Company has concluded that it is not probable the clinical milestone based performance conditions will be achieved, and as such, no stock based compensation has been recorded for PSOs.

The following table outlines equity-based compensation expense for stock options for the years ended December 31, 2025, 2024 and 2023:

	Year ending December 31,
	2025	2024	2023
Research and development	$22,773	$21,965	$18,525
General and administrative	24,833	24,166	20,025
Total equity-based compensation	$47,606	$46,131	$38,550

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the years ended December 31, 2025, 2024 and 2023:

	Year ending December 31,
	2025	2024	2023
Expected term (in years)	5.87	5.80	5.87
Volatility	79%	65%	62%
Risk-free interest rate	4.0%	4.1%	4.1%
Dividend yield	0.0%	0.0%	0.0%

Restricted Stock Units

The Company has granted restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock unit activity during the year ended December 31, 2025, is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2024	749,604	$32.24
Granted	1,082,073	33.87
Vested	(284,026)	29.63
Forfeited	(202,496)	32.64
Unvested at December 31, 2025	1,345,155	$34.05

During the first quarter of 2025, the Company began granting restricted stock units with performance-based vesting conditions, or performance stock units ("PSUs") under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s executive officers and management team. The total number of PSUs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSUs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the Target Amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the Target Amount. None of the PSUs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date.

During the year ended December 31, 2025 and 2024, the Company granted 285,723 and zero restricted stock units, respectively with performance based vesting conditions. As of December 31, 2025, the Company has concluded that it is not probable the clinical milestone based performance conditions will be achieved, and as such, no stock based compensation has been recorded for PSUs.

The Company granted 796,350, 400,917, and 404,844 restricted stock units with service based vesting conditions during the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation expense for unvested restricted stock units was $28.9 million, which is expected to be recognized over 2.5 years.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense for restricted stock units of $11.2 million, $7.7 million and $3.8 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense related to restricted stock units of $8.1 million, $4.8 million and $2.5 million, respectively, within research and development. During the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense related to restricted stock units of $3.1 million, $2.9 million and $1.3 million, respectively, within general and administrative.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Years ending December 31,
	2025	2024	2023
Research and development	$31,522	$27,766	$21,555
General and administrative	28,382	27,246	21,563
Total equity-based compensation	$59,904	$55,012	$43,118

Note 11. Related-Party Transactions

2025 Follow-on offerings

In connection with both of the Company’s 2025 follow-on public offerings, Jefferies LLC (“Jefferies”) acted as one of the underwriters in the syndicate of underwriters. John Maraganore is a member of the Company’s Board of Directors and is affiliated with Jefferies. In connection with its participation in the offerings, Jefferies received customary underwriting discounts and commissions. The total underwriting commission paid to Jefferies through December 31, 2025 was approximately $11.0 million.

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

Jefferies Open Market Sale AgreementSM

On October 31, 2024, prior to Dr. Maraganore joining Jefferies, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as its sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Jefferies Sales Agreement. As of December 31, 2025, the Company has not sold any shares of its common stock under the Jefferies Sales Agreement.

Other than the aforementioned items, the Company had no related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements.

Note 12. Income Taxes

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures effective January 1, 2025, on a prospective basis. The disclosures required by the standard are included below for the year ended December 31, 2025. Comparative prior-period disclosures have not been revised.

The components of loss before income taxes were as follows (in thousands):

Year Ended December 31,
2025
Domestic	$(311,351)
Total loss before income taxes	$(311,351)

The Company has had immaterial tax expense due to operating losses incurred since inception and no deferred tax provision in the current period.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Amount ($)	Percentage (%)
Federal statutory income tax rate	$(65,384)	21.0%
State income taxes, net of federal income tax effect	(99)	0.0
Research and development tax credits	(6,982)	2.2
Changes in valuation allowances	72,265	(23.2)

Nontaxable or nondeductible items:
Excess tax benefits on share-based payments	9485	(3.0)
Stock-based compensation	(9407)	3.0
Other	122	0.0
Effective income tax rate	$—	0.0%

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the federal statutory income tax rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	7.9	6.8
Federal and state research and development tax credits	6.1	4.6
Stock-based compensation	0.3	(1.5)
Disallowed Expenditures	(2.3)	(2.3)
Change in deferred tax asset valuation allowance	(33.0)	(28.6)
Effective income tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s net deferred income taxes were as follows (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$159,311	$61,531
Research and development credit carryforwards	54,742	42,549
Lease liabilities	21,716	22,980
Deferred revenue	—	3,603
Accruals and reserves, stock and other	18,633	18,794
Capitalized Research and Development	96,991	110,333
Total deferred tax assets	$351,393	$259,790
Valuation allowance	(330,285)	(236,206)
Total deferred tax assets, net of valuation allowance	$21,108	$23,584
Deferred Tax Liabilities:
Operating right-of-use assets	(9,477)	(10,632)
Depreciation	(11,631)	(12,952)
Total deferred tax liabilities	(21,108)	(23,584)
Net deferred tax assets	$—	$—

The changes in the valuation allowance were as follows (in thousands):

Year Ended December 31,
2025
Beginning balance	$236,206
Domestic federal income taxes	72,265
Domestic state & local income taxes	21,814
Ending balance	$330,285

The Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not. During the year ended December 31, 2025, the valuation allowance increased by $94.1 million primarily due to the increase in the Company’s net operating loss, capitalized expenditures and tax credit carryforwards during the period.

As of December 31, 2025, the Company had $571.6 million and $607.5 million of federal and state operating loss carryforwards, respectively. Substantially all of the federal net operating losses ("NOLs") are not subject to expiration and the state NOLs begin to expire in 2037. These loss carryforwards are available to reduce future federal and state taxable income, if any. As of December 31, 2025, the Company also had federal and state research and development tax credit carryforwards of $40.1 million and $18.6 million respectively, to offset future income taxes, which will begin to expire in December 2039. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

Utilization of the Company’s NOL carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings could result in a change of control as defined by Section 382. The Company has not yet conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2025, would limit or otherwise restrict its ability to utilize its NOL and research and development credit carryforwards. In addition, future changes in ownership occurring after

December 31, 2025 could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other provisions, this act includes permanently extended and modified certain expiring provisions of the 2017 Tax Cuts and Jobs Act and restored the immediate expensing of domestic research and development expenses. The Company has evaluated the impacts of these provisions and has concluded the OBBBA does not have a material impact on its consolidated financial statements other than reclassifications of the deferred tax assets.

The Company follows the provisions of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheets; and provides transition and interim period guidance, among other provisions. As of December 31, 2025 and 2024, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the Company had no reserves for uncertain tax positions. For the years ended December 31, 2025, 2024, and 2023, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files federal income tax returns in the United States and state income tax returns in Massachusetts and various other state jurisdictions. The Company’s tax returns for the years ended December 31, 2022 to December 31, 2025 remain open and subject to examination by the Internal Revenue Service and state taxing authorities.

Note 13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common stock outstanding for the period. The Company had 15,815,253 and 15,159,753 pre-funded warrants outstanding as of December 31, 2025 and 2024, respectively. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. Due to the nominal exercise price of the pre-funded warrants, they are considered to be outstanding shares of common stock for purposes of the calculation of earnings per share. (in thousands, except for share and per share data):

	December 31,
	2025	2024	2023
Numerator:
Net loss	$(311,351)	$(223,858)	$(146,962)
Denominator:
Weighted average common shares outstanding, basic and diluted	68,998,592	62,346,666	55,365,499
Weighted average pre-funded warrants outstanding, basic and diluted	15,491,993	12,697,325	3,000,000
Total weighted average common stock outstanding, basic and diluted	84,490,585	75,043,991	58,365,499
Net Loss per share:
Net loss per share, basic and diluted	$(3.69)	$(2.98)	$(2.52)

The Company’s potentially dilutive securities, which include restricted stock units, and stock options, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2025, 2024 and 2023 because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024	2023
Unvested Restricted Stock Units	1,345,155	749,604	593,140
Options to purchase Common Stock	9,003,748	9,447,790	8,113,164
Total	10,348,903	10,197,394	8,706,304

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

The chief operating decision maker uses consolidated net loss to monitor budget versus actual results and to analyze cash flows in assessing performance of the segment and allocating resources.

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Year ended December 31,
	2025	2024	2023
Revenue	$39,211	$47,072	$78,592
Less:
Research and development expenses
External research and development:
STAT6	86,615	39,805	—
Other external research and development expense (1)	92,165	84,981	94,700
Research and development compensation and related personnel expense (2)	90,346	75,975	65,039
Research and development overhead and administrative costs	47,442	39,487	29,342
General & administrative (3)	68,187	63,534	55,041
Interest and other expense (4)	4,225	5,174	196
Plus:
Interest income	38,418	38,026	18,764
Segment net loss	$(311,351)	$(223,858)	$(146,962)

(1) Certain prior period amounts have been recast to conform with current period presentation.

(2) Research and development compensation and related personnel expense for the years ended December 31, 2025, 2024 and 2023 is inclusive of $31.5 million, $27.8 million, and $21.6 million of stock-based compensation expense, respectively.

(3) General and administrative expense for the years ended December 31, 2025, 2024 and 2023 is inclusive of $28.4 million, $27.2 million, and $21.6 million of stock-based compensation expense, respectively.

(4) Other expense for the years ended December 31, 2025 and 2024 is inclusive of a $3.9 million and $4.9 million impairment of long-lived assets, respectively.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $8.3 million, $7.4 million and $3.6 million, respectively. Amortization expense related to right-of-use assets was $1.6 million, $1.4 million and $1.5 million the years ended December 31, 2025, 2024 and 2023 and is included in depreciation expense.

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

Our management, with the participation of our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kymera Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kymera Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kymera Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

February 26, 2026

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the twelve months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who entered into, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jeremy Chadwick Chief Operating Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (December 10, 2025)	December 31, 2026	307,6181	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan
Noah Goodman Chief Business Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (December 10, 2025)	December 10, 2026	17,0001	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan
Elena Ridloff Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (December 11, 2025)	December 31, 2026	15,000	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan
Bruce Booth Director	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (December 16, 2025)	September 16, 2026	24,000	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan

1 - These shares reflect the aggregate maximum number of Restricted Stock Units (“RSU”) prior to any non-discretionary sell-to-cover transactions in addition to other shares eligible to be sold pursuant to the plan. The Company has a non-discretionary sell-to-cover requirement to satisfy tax withholding obligations associated with RSU vesting for employees.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 (excluding the information under the heading “Pay Versus Performance”) will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2

Registration Rights Agreement by and among the Registrant and certain of its stockholders dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on June 27,2025).

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

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2024).

4.6	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2024).

4.7	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2025).

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

10.4#

Amended and Restated Non-Employee Director Compensation Policy dated June 25, 2025 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on August 11, 2025).

10.5#

Amended and Restated Non-Employee Director Compensation Policy dated March 27, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on May 2, 2024).

10.6#

Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-240264) filed with the Securities and Exchange Commission on August 13, 2020).

10.7#

Amended and Restated 2020 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on November 5, 2020).

10.8

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-240264) filed with the Securities and Exchange Commission on August 17, 2020).

10.9

Lease between the Registrant and Arsenal Yards Holding LLC, dated as of August 15, 2019 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-240264) filed with the Securities and Exchange Commission on July 31, 2020).

10.10#

Form of Amended and Restated Employment Agreement (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-240264) filed with the Securities and Exchange Commission on August 13, 2020).

10.11†

Amended and Restated Collaboration and License Agreement between the Registrant and Genzyme Corporation, dated as of November 15, 2022. (Incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K (File No. 001-39460) filed with the Securities and Exchange Commission on February 23, 2023).

10.12

Lease between the Registrant and ARE-MA REGION NO. 75, LLC dated as of December 20, 2021. (Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K (File No. 001-39460) filed with the Securities and Exchange Commission on February 22, 2024).

10.13

Securities Purchase Agreement, dated August 18, 2022, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 19, 2022).

10.14

Registration Rights Agreement, dated August 18, 2022, by and among the Registrant and the persons party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on August 19, 2022).

10.15†

Letter between the Registrant and Genzyme Corporation, dated as of November 14, 2023. (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K (File No. 001-39460) filed with the Securities and Exchange Commission on February 22, 2024)

10.16†

Letter between the Registrant and Genzyme Corporation, dated as of July 31, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39460) filed with the Securities and Exchange Commission on October 31, 2024).

10.17†

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

Kymera Therapeutics, Inc.

Date: February 26, 2026	By:	/s/ Nello Mainolfi, Ph.D.
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

Name	Title	Date

/s/ Nello Mainolfi, Ph.D.	President and Chief Executive Officer	February 26, 2026
Nello Mainolfi, Ph.D.	(Principal Executive Officer)

/s/ Bruce Jacobs, CFA, MBA	Chief Financial Officer	February 26, 2026
Bruce Jacobs, CFA, MBA	(Principal Financial and Accounting Officer)

/s/ Bruce Booth, DPhil	Chair of the Board of Directors	February 26, 2026
Bruce Booth, DPhil

/s/ Felix Baker, PhD	Lead Independent Director	February 26, 2026
Felix Baker, PhD

/s/ Jeff Albers, MBA	Director	February 26, 2026
Jeff Albers, MBA

/s/ Pamela Esposito, PhD	Director	February 26, 2026
Pamela Esposito, PhD

/s/ Gorjan Hrustanovic, PhD	Director	February 26, 2026
Gorjan Hrustanovic, PhD

/s/ John M. Maraganore, PhD	Director	February 26, 2026
John M. Maraganore, PhD

/s/ Elena, Ridloff, CFA	Director	February 26, 2026
Elena Ridloff, CFA

/s/ Victor Sandor, MDCM	Director	February 26, 2026
Victor Sandor