Form 10-Q
period 2026-03-31
Kymera Therapeutics, Inc.
filed 2026-04-30
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 24, 2026, the registrant had 82,257,588 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$144,090	$357,011
Marketable securities (Note 4)	506,839	491,265
Prepaid expenses and other current assets	26,503	22,938
Total current assets	$677,432	$871,214
Marketable securities, non-current (Note 4)	894,724	771,158
Property and equipment, net (Note 6)	41,617	43,175
Right-of-use assets, operating leases	41,736	42,351
Other non-current assets	7,697	9,114
Restricted cash	5,810	5,800
Total assets	$1,669,016	$1,742,812
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,839	$4,015
Accrued expenses (Note 8)	35,095	42,274
Deferred revenue	—	22,925
Operating lease liabilities	12,032	11,941
Finance lease liabilities	1,701	1,815
Other current liabilities	976	242
Total current liabilities	$62,643	$83,212
Non-current liabilities
Deferred revenue, net of current portion	—	11,440
Operating lease liabilities, net of current portion	65,585	67,034
Finance lease liabilities, net of current portion	1,151	1,462
Total liabilities	$129,379	$163,148
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2026 and December 31, 2025, 82,182,101 and 81,323,532 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	2,679,018	2,643,817
Accumulated deficit	(1,135,195)	(1,065,961)
Accumulated other comprehensive (loss) income	(4,194)	1,800
Total stockholders’ equity	1,539,637	1,579,664
Total liabilities and stockholders’ equity	$1,669,016	$1,742,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended March 31, 2026 and 2025

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$34,365	$22,100
Operating expenses:
Research and development	$98,162	$80,255
General and administrative	20,357	16,271
Total operating expenses	118,519	96,526
Loss from operations	(84,154)	(74,426)
Other income (expense):
Interest and other income	14,981	8,917
Interest and other expense	(61)	(72)
Total other income:	14,920	8,845
Net loss	$(69,234)	$(65,581)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(5,994)	1,427
Total comprehensive loss	$(75,228)	$(64,154)

Net loss	$(69,234)	$(65,581)
Net loss per share, basic and diluted	$(0.71)	$(0.82)
Weighted average common stock outstanding, basic and diluted	97,534,269	80,146,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026 and 2025

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Income/(Loss)	Equity
Balance at December 31, 2024	64,890,193	$7	$1,591,707	$(754,610)	$(1,485)	835,619
Exercise of stock options	75,652	—	535	—	—	535
Vesting restricted stock	146,869	—	—	—	—	—
Stock-based compensation expense	—	—	14,233	—	—	14,233
Unrealized gain on marketable securities	—	—	—	—	1,427	1,427
Net loss	—	—	—	(65,581)	—	(65,581)
Balance at March 31, 2025	65,112,714	$7	$1,606,475	$(820,191)	$(58)	$786,233

Balance at December 31, 2025	81,323,532	$8	$2,643,817	$(1,065,961)	$1,800	$1,579,664
Exercise of stock options	669,517	—	19,194	—	—	19,194
Vesting restricted stock	189,052	—	—	—	—	—
Stock-based compensation expense	—	—	16,007	—	—	16,007
Unrealized loss on marketable securities	—	—	—	—	(5,994)	(5,994)
Net loss	—	—	—	(69,234)	—	(69,234)
Balance at March 31, 2026	82,182,101	$8	$2,679,018	$(1,135,195)	$(4,194)	$1,539,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026 and 2025

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(69,234)	$(65,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,007	14,233
Depreciation and amortization	2,022	2,048
Premiums and discounts on available-for-sale marketable securities	(2,730)	(2,525)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,565)	2,776
Contract asset	—	(19,053)
Accounts payable	8,824	3,917
Accrued expenses and other current liabilities	(7,209)	(11,690)
Deferred revenue	(34,365)	(2,100)
Operating lease right-of-use assets	615	673
Operating lease liabilities	(1,358)	(1,154)
Other assets and liabilities	2,153	(694)
Net cash used in operating activities	$(88,840)	$(79,150)
Investing activities
Purchase of property and equipment, net	(434)	(467)
Purchases of investments	(276,266)	(83,656)
Maturities of investments	133,860	132,738
Net cash (used in) provided by investing activities	$(142,840)	$48,615
Financing activities
Proceeds from stock option exercises	19,194	535
Payments on finance leases	(425)	(277)
Net cash provided by financing activities	$18,769	$258
Net decrease in cash, cash equivalents and restricted cash	(212,911)	(30,277)
Cash, cash equivalents and restricted cash at beginning of period	362,811	126,050
Cash, cash equivalents and restricted cash at end of period	$149,900	$95,773
Supplemental disclosure of cash flow activities
Cash paid for interest	$65	$77
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$110	$357

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	March 31,
	2026	2025
Cash and cash equivalents	$144,090	$89,966
Restricted cash	5,810	5,807
Total cash, cash equivalents, and restricted cash	$149,900	$95,773

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $1,135 million as of March 31, 2026. The Company has funded these losses principally through the issuance and sale of its convertible preferred stock to outside investors and collaborators in private equity financings, its initial public offering, or IPO, follow-on offerings, Private Investment in Public Equity, or PIPE offering, and at-the market sales program as well as from cash proceeds received in connection with the Company’s corporate collaboration agreements (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of $1,546 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

On December 10, 2025, the Company completed a follow-on offering of its common stock. The Company issued and sold 8,050,000 shares of common stock, including full exercise of the underwriters’ option to purchase an additional 1,050,000 shares, at a public offering price of $86.00 per share. The aggregate gross proceeds before deducting underwriting discounts and commissions, and other estimated offering expenses payable by the Company were approximately $692.3 million.

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

During the three months ended March 31, 2026, no pre-funded warrants were exercised. As of March 31, 2026, there were 15,815,253 pre-funded warrants outstanding.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2026.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of March 31, 2026, and the results of operations, equity, and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ended December 31, 2025 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2025 Annual Report on Form 10-K except as discussed below.

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

Beginning in 2026, the structure of the performance award design was revised to include a relative total shareholder return (rTSR) approach such that certain awards are earned for our rTSR performance over a three-year measurement periods relative to a peer group of companies. The actual number of performance awards that will vest at the end of the performance period may be anywhere from zero to 200 percent of the target number of shares granted. The fair value of these awards is estimated using a Monte Carlo model. Expense related to these awards is recognized ratably over the measurement period.

Recently Issued Accounting Pronouncements

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at March 31, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$138,403	—	$—	$138,403
US treasuries	—	—	—	—
Commercial Paper	—	—	—	—
Marketable securities, current
US treasuries	128,594	—	—	128,594
US government agencies	—	160,226	—	160,226
Commercial Paper	—	13,628	—	13,628
Corporate bonds	—	204,391	—	204,391
Marketable securities, non-current
US treasuries	196,193	—	—	196,193
US government agencies	—	221,741	—	221,741
Corporate bonds	—	476,790	—	476,790
Restricted cash	5,810	—	—	5,810
Total	$469,000	$1,076,776	$—	$1,545,776

	Fair Value Measurements at December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$299,067	$—	$—	$299,067
Commercial Paper	—	16,616	—	16,616
Corporate bonds	—	14,355	—	14,355
Marketable securities, current
US treasuries	157,069	—	—	157,069
US government agencies	—	126,290	—	126,290
Commercial Paper	—	7,155	—	7,155
Corporate bonds	—	200,750	—	200,750
Marketable securities, non-current
US treasuries	160,500	—	—	160,500
US government agencies	—	164,618	—	164,618
Corporate bonds	—	446,041	—	446,041
Restricted cash	5,800	—	—	5,800
Total	$622,436	$975,825	$—	$1,598,261

During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at March 31, 2026 and December 31, 2025 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2026
US treasury securities	$325,564	$146	$(922)	$324,788
US government agencies	383,037	65	(1,135)	381,967
Commercial Paper	13,634	—	(6)	13,628
Corporate securities	683,522	159	(2,501)	681,180
Total	$1,405,757	$370	$(4,564)	$1,401,563

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
US treasury securities	$316,979	$623	$(34)	$317,568
US government agencies	290,714	276	(81)	290,909
Commercial Paper	7,156	1	(2)	7,155
Corporate securities	645,772	1,285	(266)	646,791
Total	$1,260,621	$2,185	$(383)	$1,262,423

As of March 31, 2026, the Company held 311 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $1.1 billion. As of December 31, 2025, the Company held 120 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $389.1 million. As of March 31, 2026, the Company held 6 securities that had been in an unrealized loss position for greater than 12 months with an aggregate value of $14.2 million. As of December 31, 2025, the Company held 7 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $16.3 million.

As of March 31, 2026 the Company had 157 securities with a fair value of $506.8 million with a contractual maturity of less than 12 months and 251 securities with a fair value of $894.7 million with a contractual maturity of greater than 12 months. As of December 31, 2025, the Company had 141 securities with a fair value of $491.3 million with a contractual maturity of less than 12 months and 232 securities with a fair value of $771.2 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of March 31, 2026 and December 31, 2025.

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

The Company recognizes revenue associated with the performance obligation as the discovery and preclinical research activities are provided using an input method, according to costs incurred and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. As of March 31, 2026, the Company's performance obligation has been fully satisfied. For the three months ended March 31, 2026, the Company recognized $34.4 million in revenue under the Gilead Agreement, all of which was recorded in deferred revenue as of December 31, 2025. For the three months ended March 31, 2025, the company did not recognize any revenue under the Gilead Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue as of March 31, 2026 and December 31, 2025 was $0 and $34.4 million, respectively. This decrease was the result of revenue recognized for the three months ended March 31, 2026.

As of March 31, 2026, all option and milestone payments were constrained as the achievement of such milestones are contingent upon the success of activities and decisions and are generally outside the control of the Company. Any amounts related to the option exercise fee or milestone payments will be included in the transaction price and recognized on a cumulative catch-up basis when the risk of revenue reversal is resolved. Royalties and commercial milestone payments, if any, will be recognized at the later of when the related sales occur or when the associated performance obligation has been satisfied.

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

With Sanofi's exercise of its full participation election under the agreement for Collaboration Target 1, the performance obligations associated with Collaboration Target 1 & Collaboration Target 2 have been fully satisfied.

In the three months ended March 31, 2026, the Company recognized $0 million in revenue under the Sanofi Agreement. In the three months ended March 31, 2025, the Company recognized $22.1 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue decreased to $0 at both March 31, 2026 and December 31, 2025.

In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. During the three months ended March 31, 2026, the Company recognized $0 of revenue from the unconstrained milestones. During the three months ended March 31, 2025, the Company recognized $19.8 million of revenue from unconstrained milestones.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the three months ended March 31, 2026 (in thousands):

	Balance at December 31, 2025	Additions	Deductions	Balance at March 31, 2026
Contract liabilities:
Deferred Revenue - Gilead	34,365	—	(34,365)	—
Total contract liabilities	$34,365	$—	$(34,365)	$—

6. Property and Equipment

Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Lab and office equipment under finance right-of-use asset	$6,543	$6,543
Lab equipment	11,623	11,388
Computer equipment	966	966
Furniture & fixtures	3,414	3,414
Leasehold improvements	43,128	42,991
Total property and equipment	65,674	65,302
Less accumulated depreciation	(24,057)	(22,127)
Property and equipment, net	$41,617	$43,175

Depreciation expense for the three months ended March 31, 2026 and 2025 was $1.6 million and $1.6 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $6.5 million and $6.5 million and accumulated amortization expense of $3.9 million and $3.5 million as of March 31, 2026 and December 31, 2025, respectively.

Amortization expense related to right-of-use assets during the three months ended March 31, 2026 and 2025 was $0.4 million and $0.4 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of March 31, 2026 and December 31, 2025. The letter of credit totaled $1.3 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of March 31, 2026 and December 31, 2025.

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

Upon occupancy of the 2021 Lease facility in February of 2024, the Company exited the 2019 Lease facility and is actively looking to sublease the entire facility for the remaining noncancellable lease term through March 31, 2030. These actions resulted in impairment charges to date of $8.8 million. The Company continues to evaluate the potential recovery of the ROU asset under sublease scenarios, and thus it is possible that additional impairments could be identified in future periods, and such amounts could be material.

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

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$2,429	$2,473
Finance lease costs:
Amortization of right-to-use assets, finance leases	430	371
Interest expense for finance lease liabilities	66	77
Variable lease costs	1,374	1,494
Total lease costs	$4,299	$4,415

Supplemental cash flow information relating to the Company’s leases for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,042	$2,954
Operating cash flows used in finance leases	$426	$299
Financing cash flows used in finance leases	$66	$77

Weighted average remaining lease terms and discount rates as of March 31, 2026 and 2025 were as follows:

	March 31,
	2026	2025
Remaining lease term:
Operating lease	8.37 years	9.31 years
Finance lease	1.95 years	2.54 years
Discount Rate:
Operating lease	8.69%	8.71%
Finance lease	8.82%	8.68%

The undiscounted future lease payments for operating and finance leases as of March 31, 2026, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2026 (excluding the first quarter)	$9,394	$1,394
2027	12,809	1,180
2028	13,193	449
2029	13,589	72
2030	11,534	—
Thereafter	49,300	—
Total minimum lease payments	$109,819	$3,095
Less amounts representing interest or imputed interest	(32,202)	(243)
Present value of lease liabilities	$77,617	$2,852

8. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Research and development expenses	$24,375	$21,351
Payroll and payroll-related	6,723	18,311
Professional fees	3,588	2,065
Other	409	547
Accrued expenses	$35,095	$42,274

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2026 or December 31, 2025.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In June 2024, in connection with the Company's 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. As of March 31, 2026, there were an aggregate of 6,667,087 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of March 31, 2026, there were an aggregate 2,742,310 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan for service and performance based vesting conditions during the three months ended March 31, 2026 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,003,748	$33.33	7.14	$400,490
Granted	1,096,960	88.98
Exercised	(669,517)	28.67
Forfeited	(74,915)	38.57
Outstanding at March 31, 2026	9,356,276	$40.15	7.26	$410,599
Exercisable at March 31, 2026	5,719,063	$32.76	6.13	$289,008

The intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $33.3 million and $2.1 million, respectively.

The weighted-average fair value of options granted during the three months ended March 31, 2026 and 2025 was $62.98 and $20.66, respectively.

As of March 31, 2026, the total unrecognized stock-based compensation expense for unvested stock options was $116.2 million, with a weighted average recognition period of 3.8 years.

Performance Stock Options

2025 Performance Stock Options

During the first quarter of 2025, the Company began granting performance stock options, or PSOs, under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s executive officers and management team. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the target amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of the third clinical milestones will result in the vesting of 20% of the target amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. During the three months ended March 31, 2025, the Company granted 88,000 PSOs in relation to the 2025 PSO Grant with a weighted average strike price of $30.17. As of March 31, 2026 there are 88,000 PSOs outstanding with a weighted average strike price of $30.17 outstanding. As of March 31, 2026 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no equity-based compensation has been recorded for PSOs.

2026 Performance Stock Options

During the first quarter of 2026, the Company granted 95,000 PSOs to certain key employees. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments subject to the achievement of two clinical milestones, and a third condition around relative Total Shareholder Return (“TSR”) of the Company’s Common Stock. Specifically, the achievement of the first clinical milestone will result in the vesting of 60% of the target amount, and the achievement of the second clinical milestone will result in the vesting of 15% of the target amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. As of March 31, 2026, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2026 PSOs will be achieved, and as such, no equity-based compensation has been recorded for clinical milestone portion of the 2026 PSOs.

25% of target PSOs earned will be based on the relative TSR of the Company’s common stock as compared to the TSR of the members of the S&P Biotechnology Select Industry Index ("XBI") over a three-year performance period from January 1, 2026 to December 31, 2028. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period.

The PSOs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSOs can also be triggered upon certain change in control events. The weighted-average grant date fair values of the PSOs relating to the TSR component were $97.53 per share. Stock-based compensation expense recognized for the PSOs relating to the TSR components were approximately $0.1 million and $0 for the three months ended March 31, 2026 and 2025, respectively. The measurement period for the TSR portion of the 2026 PSOs have not been met, and as such no shares have become exercisable. The Company estimated the fair values of shares granted under the market-based TSR PSOs using a Monte Carlo simulation model with the following assumptions:

Volatility	65%
Risk-free interest rate	3.50%
Dividend yield	0.00%

The following table outlines our equity-based compensation expense for stock options for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Research and development	$5,717	$5,713
General and administrative	6,288	5,857
Total equity-based compensation	$12,005	$11,570

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.06	5.82
Volatility	78%	73%
Risk-free interest rate	3.70%	4.00%
Dividend yield	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the three months ended March 31, 2026 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2025	1,345,155	$34.05
Granted	417,914	90.21
Vested	(189,052)	34.82
Forfeited	(38,841)	40.27
Unvested at March 31, 2026	1,535,176	$49.08

2025 Performance Stock Units

During the first quarter of 2025, the Company began granting restricted stocks units with performance-based vesting conditions, or performance stock units ("PSUs") under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s named executive officers and management team. Specifically, in the three months ended March 31, 2025, the Company granted 285,723 PSUs. The total number of PSUs that may vest will range from 0 to a maximum of 100% of the target number of units granted. The 2025 PSUs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the Target Amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the Target Amount. None of the PSUs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. As of March 31, 2026 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2025 PSUs will be achieved, and as such, no equity-based compensation has been recorded for the 2025 PSUs.

2026 Performance Stock Units

During the first quarter of 2026, the Company granted PSUs to certain key employees. The total number of PSUs that may vest will range from 0 to a maximum of 100% of the target number of units granted. The PSUs will vest in three separate installments subject to the achievement of two clinical milestones, and a third condition around relative TSR of the Company’s Common Stock. Specifically, the achievement of the first clinical milestone will result in the vesting of 60% of the target amount, and the achievement of the second clinical milestone will result in the vesting of 15% of the target amount. None of the PSUs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. As of March 31, 2026, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2026 PSUs will be achieved, and as such, no equity-based compensation has been recorded for clinical milestone portion of the 2026 PSUs.

25% of target PSUs earned will be based on the relative TSR of the Company’s common stock as compared to the TSR of the members of the XBI over a three-year performance period from January 1, 2026 to December 31, 2028. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period. The PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSUs can also be triggered upon certain change in control events. The weighted-average grant date fair values of the PSUs relating to the TSR component was $126.09 per share. Stock-based compensation expense recognized for the PSUs relating to the TSR component was approximately $0.1 million for the three months ended March 31, 2026. The measurement period for the TSR portion of the 2026 PSUs has not been met, and as such no shares have become exercisable. The Company estimated the fair values of shares granted under the market-based TSR PSUs using a Monte Carlo simulation model with the following assumptions:

Volatility	65%
Risk-free interest rate	3.50%
Dividend yield	0.00%

During the three months ended March 31, 2026, the Company granted 344,242 and 73,672 restricted stock units with service and performance based vesting conditions respectively. During the three months ended March 31, 2025, the Company granted 327,800 and 285,723 restricted stock units with service and performance based vesting conditions respectively. As of March 31, 2026, the total unrecognized stock-based compensation expense for unvested restricted stock with service based vesting conditions was $54.1 million with a weighted average recognition period of 3.2 years. As of March 31, 2026, the total unrecognized stock-based compensation expense for unvested restricted stock with performance based vesting conditions was $2.3 million with a weighted average recognition period of 2.8 years.

During the three months ended March 31, 2026 the Company recognized approximately $3.8 million of expense for restricted stock which $2.7 million and $1.1 million was recorded in research and development and general and administrative expense, respectively. During the three months ended March 31, 2025 the Company recognized approximately $2.4 million of expense for restricted stock of which $1.6 million and $0.8 million was recorded in research and development and general and administrative expense, respectively.

Equity-Based Compensation Expense

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$8,580	$7,546
General and administrative	7,427	6,688
Total equity-based compensation	$16,007	$14,234

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

On February 26, 2026, Jefferies acknowledged and accepted our prior written notice to terminate the Jefferies Sales Agreement, which termination was effective on February 26, 2026. As a result of such termination, we will not offer or sell any additional shares of common stock under the Jefferies Sales Agreement and as of its termination, the Company had not sold any shares of its common stock under the Jefferies Sales Agreement.

Other than the aforementioned agreement, the Company had no related party transactions for the periods presented in the accompanying consolidated financial statements, which have not otherwise been discussed in these notes to the consolidated financial statements.

12. Income Taxes

Income taxes for the three months ended March 31, 2026 and 2025 have been calculated based on an estimated annual effective tax rate and certain discrete items. The Company recorded immaterial income tax expense related to investment income for the three months ended March 31, 2026 and 2025.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common stock outstanding for the period. The Company had 15,815,253 and 15,159,753 pre-funded warrants outstanding as of March 31, 2026 and 2025, respectively. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. Due to the nominal exercise price of the pre-funded warrants, they are considered to be outstanding shares of common stock for purposes of the calculation of earnings per share. (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(69,234)	$(65,581)
Denominator:
Weighted average common shares outstanding, basic and diluted	81,719,016	64,986,778
Weighted average pre-funded warrants outstanding, basic and diluted	15,815,253	15,159,753
Total weighted average common stock outstanding, basic and diluted	97,534,269	80,146,531
Net loss per share:
Net loss per share, basic and diluted	$(0.71)	$(0.82)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Unvested restricted stock	1,535,176	1,209,989
Options to purchase common stock	9,356,276	10,916,487
Total	10,891,452	12,126,476

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended March 31,
	2026	2025
Revenue	$34,365	$22,100
Less:
Research and development expenses
External research and development:
STAT6	33,211	20,605
Other external research and development expense (1)	24,962	26,378
Research and development compensation and related personnel expense (2)	27,939	22,049
Research and development overhead and administrative costs	12,050	11,223
General & administrative (3)	20,357	16,271
Interest and other expense	61	72
Plus:
Interest income	14,981	8,917
Segment net loss	$(69,234)	$(65,581)

(1) Certain prior period amounts have been recast to conform with current period presentation.

(2) Research and development compensation and related personnel expense for the quarter ended March 31, 2026 and 2025 is inclusive of $8.6 million and $7.5 million of stock-based compensation expense, respectively.

(3) General and administrative expense for the quarter ended March 31, 2026 and 2025 is inclusive of $7.4 million and $6.7 million of stock-based compensation expense, respectively.

Depreciation expense for the three months ended March 31, 2026 and 2025 was $1.6 million and $1.6 million respectively. Amortization expense related to right-of-use assets for the three months ended March 31, 2026 and 2025 was $0.4 million and $0.4 million respectively.

15. Subsequent Events

In April 2026, Gilead Sciences, Inc. exercised its option to exclusively license KT-200, a first-in-class, oral CDK2 molecular glue degrader. As a result, the company achieved a $45 million milestone payment which is expected to be received and recognized as revenue in the second quarter of 2026.

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

Our publicly disclosed immunology programs target STAT6, IRF5 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, which is currently being evaluated in the BROADEN2 Phase 2b clinical trial in adult and adolescent patients with moderate to severe Atopic Dermatitis (AD) and the BREADTH Phase 2b clinical trial in adult patients with moderate to severe asthma. We are also developing KT-579 as part of our oral IRF5 degrader program, which is being evaluated in a Phase 1 clinical trial in healthy volunteers. We are collaborating with Sanofi S.A. (“Sanofi”) on the development of our IRAK4 degrader, KT-485/SAR447971, which Sanofi plans to advance into clinical testing in 2026. In June 2025, we announced a strategic collaboration with Gilead Sciences, Inc. (“Gilead”) to develop novel oral molecular glue degraders for CDK2. In April 2026, Gilead exercised its option to exclusively license KT-200, a first-in-class, oral CDK2 molecular glue degrader. Gilead is expected to progress the program into IND-enabling studies to support an IND filing in 2027. Our additional early undisclosed pipeline programs focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $311.4 million and $223.9 million for the years ended December 31, 2025 and 2024, respectively. We reported net losses of $69.2 million and $65.6 million for the three months ended March 31, 2026 and 2025, respectively. In addition, as of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $1,135 million and $1,066.0 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $1,546 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into 2029, beyond multiple clinical inflection points in our pipeline. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” below.

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

In consideration for the exclusive option and rights granted under the Gilead Agreement, we received a non-refundable upfront payment of $40.0 million. Further in April 2026, Gilead exercised its exclusive option to license KT-200,an oral CDK2 molecular glue degrader as a development candidate. As a result, we earned an option exercise milestone of $45.0 million, expected to be received and recognized as revenue in the second quarter of 2026. We remain eligible to receive up to an additional $665.0 million upon the achievement of certain development, regulatory and commercial milestones. We are also eligible to receive tiered royalties on net sales by Gilead ranging from high single-digit to mid-teen percentages, subject to customary reductions in certain circumstances.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion, and commercial milestone payments of up to $700.0 million, in the aggregate. We will further be eligible to receive tiered royalties on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of March 31, 2026, we have achieved $75.0 million of milestones under the Sanofi Agreement related to certain IRAK4 clinical and preclinical milestones.

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

Results of Operations

Comparison of three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
Collaboration revenue	$34,365	$22,100	$12,265
Operating expenses:
Research and development	98,162	80,255	17,907
General and administrative	20,357	16,271	4,086
Total operating expenses	118,519	96,526	21,993
Loss from operations	(84,154)	(74,426)	(9,728)
Other income, net	14,920	8,845	6,075
Net loss	$(69,234)	$(65,581)	$(3,653)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $34.4 million and $22.1 million for the three months ended March 31, 2026 and 2025, respectively. All of the revenue recognized for the three months ended March 31, 2026 is attributable to our collaboration agreement with Gilead, and all of the revenue recognized for the three months ended March 31, 2025 is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended March 31,		Change
	2026	2025
	(in thousands)
External research and development costs:
STAT6	$33,211	$20,605	$12,606
Other	24,962	26,378	(1,416)
Research and development compensation and related personnel expense	27,939	22,049	5,890
Research and development overhead and administrative costs	12,050	11,223	827
Total research and development expenses	$98,162	$80,255	$17,907

Research and development expenses were $98.2 million for the three months ended March 31, 2026, compared to $80.3 million for the three months ended March 31, 2025. The increase of $17.9 million was primarily due to a $6.7 million increase in personnel, equity-based compensation, occupancy, and other internal costs due to increased investment in employee talent and facilities in the research and development functions and a $12.6 million increase in costs related to our STAT6 program. These increases were partially offset by a $1.4 million reduction in activities related to our non-STAT6 programs.

General and administrative expenses

General and administrative expenses were $20.4 million for the three months ended March 31, 2026, compared to $16.3 million for the three months ended March 31, 2025. This increase of $4.1 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Equity-based compensation expenses included in general and administrative expenses were $7.4 million and $6.7 million for the three months ended March 31, 2026 and 2025, respectively.

Other Income, Net

Other income, net was $14.9 million for the three months ended March 31, 2026, compared to $8.8 million for the three months ended March 31, 2025. The $6.1 million increase was primarily due to an increase in the cash, cash equivalents, and investments balances resulting in higher interest income.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have received gross proceeds of $2.75 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our follow-on offerings and private placement offering, our prior sales agreement with TD Securities (USA) LLC, or Cowen, and through our corporate collaborations. As of March 31, 2026, we had cash and cash equivalents and marketable securities of $1,546 million.

In October 2021, we entered into a sales agreement, or Prior Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Prior Cowen Sales Agreement. As of March 31, 2026, we have sold 1,519,453 shares of common stock under the Prior Cowen Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Prior Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Prior Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. As of March 31, 2026, we have not sold any shares of common stock under the Jefferies Sales Agreement. On February 26, 2026, Jefferies acknowledged and accepted our prior written notice to terminate the Jefferies Sales Agreement, which termination was effective on February 26, 2026. As a result of such termination, we will not offer or sell any additional shares of common stock under the Jefferies Sales Agreement.

On February 26, 2026, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $500.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Cowen Sales Agreement. As of March 31, 2026, we have not sold any shares of common stock under the Cowen Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash used in operating activities	$(88,840)	$(79,150)
Cash provided by (used in) investing activities	(142,840)	48,615
Cash provided by financing activities	18,769	258
Net decrease in cash, cash equivalents and restricted cash	$(212,911)	$(30,277)

Cash Flow used in Operating Activities

During the three months ended March 31, 2026, cash used in operating activities was $88.8 million, primarily resulting from our net loss of $69.2 million during the period and a $34.9 million net decrease in other operating assets and liabilities primarily driven by changes in contract assets, deferred revenue, accounts payable, accrued expenses and operating lease liabilities. This was partially offset by adjustments for non-cash items of $15.3 million primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available- for sale-securities.

During the three months ended March 31, 2025, cash used in operating activities was $79.2 million, primarily resulting from our net loss of $65.6 million during the period and a $27.3 million net decrease in other operating assets and liabilities primarily driven by changes in contract assets, deferred revenue, accounts payable, accrued expenses and operating lease liabilities. This was partially offset by adjustments for non-cash items of $13.8 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available- for sale-securities).

Cash Flow provided by Investing Activities

During the three months ended March 31, 2026, cash used in investing activities was $142.8 million comprised of purchases of marketable securities of $276.3 million, partially offset by maturities of marketable securities of $133.9 million and purchases of property and equipment of $0.4 million.

During the three months ended March 31, 2025, cash provided by investing activities was $48.6 million comprised of maturities of marketable securities of $132.7 million, partially offset by purchases of marketable securities of $83.7 million and purchases of property and equipment of $0.5 million.

Cash Flow provided by Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $18.8 million, consisting of $19.2 million in proceeds from the exercise of employee stock options partially offset by finance lease payments of $0.4 million.

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

We believe the existing cash, cash equivalents and marketable securities of $1,546 million as of March 31, 2026, will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

As of March 31, 2026, the Company had outstanding pre-funded warrants to purchase 15,815,253 shares of common stock, each with an exercise price of $0.0001 per share. These warrants can be exercised at any time at the discretion of the holders, subject to certain ownership limitations. While the potential exercise of these pre-funded warrants would result in the issuance of additional shares, thus increasing the total shares outstanding, their nominal exercise price means they are already considered outstanding for purposes of calculating the Company’s weighted average common stock outstanding and earnings per share. Due to the minimal exercise price, the Company doesn't anticipate significant additional cash proceeds upon exercise and consequently does not expect the exercise of these warrants to materially affect its liquidity, capital resources, or overall financial condition.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 26, 2026.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2026, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have incurred significant operating losses. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors, collaborators in private equity financings, upfront payments under our collaborations and sales of our common stock in our initial public offering, or IPO, and multiple public and private offerings of common stock and our at-the market sales program. As of March 31, 2026, our cash and cash equivalents and marketable securities were $1,546 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $1,135 million as of March 31, 2026. For the years ended December 31, 2025, 2024 and 2023, we reported net losses of $311.4 million, $223.9 million and $147.0 million, respectively. We reported net losses of $69.2 million and $65.6 million for the three months ended March 31, 2026 and 2025, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of March 31, 2026 we had approximately $1,546 million of cash and cash equivalents and marketable securities, which we expect will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. There can be no assurance that the final topline data from our trials will be consistent with such results or otherwise viewed as positive. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete, including data from our clinical trials, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their diseases. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the preclinical results that supported IND clearance for KT-579, ongoing clinical trials of KT-621 and KT-579 and planned clinical trials of KT-485, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-621 and KT-579, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-579, we do not know whether any of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies KT-621 demonstrated full inhibition of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that exceeded published data for dupilumab, and equivalent or superior activity to dupilumab. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular current or future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. In December 2025 we received Fast Track Designation for KT-621 for atopic dermatitis and in April 2026 we received Fast Track Designation for KT-621 for moderate to severe asthma. We may in the future pursue Fast Track Designation for additional uses or other candidates. Even if we receive Fast Track Designation for certain current or future product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Additionally, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

We or our collaborators may seek approval of KT-621, KT-579 or any other future product candidate, where applicable, under the FDA’s accelerated approval pathway. This pathway may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We or our collaborators may seek accelerated approval of KT-621, KT-579, or future product candidates. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA likely would require that we perform adequate and well-controlled post-marketing clinical trials, and under FDORA the FDA must specify the conditions for any post-approval trials by the date of accelerated approval and the agency has flexibility in setting forth such conditions, which may include enrollment targets, clinical trial protocol and milestones – including the target date of trial completion. The FDA is also permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Accelerated approval sponsors must submit progress reports every six months on required post-approval trials. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the Agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

The criteria for orphan designation in the EU are similar in principle to the U.S. For more information, please see the section of our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, titled “Business - Government Regulation - Government Regulation of Drugs Outside of the United States” In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and approved use or indication for that time period, except in limited circumstances. The applicable period is seven years in the U.S. and ten years in the European Union.

Even if we obtain Orphan Drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because competing drugs containing a different active ingredient can be approved for the same approved use or indication. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same approved use or indication if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, tracking and tracing, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, and continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. If we or a regulatory agency discover problems with any of our future approved drugs, such as adverse events of unanticipated severity or frequency, or problems with the facility where such drug products are manufactured, a regulatory agency may impose restrictions on such drug products, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Disruptions at the FDA and other federal agencies, including from federal government shutdowns like the one that occurred in October 2025, and the partial government shutdown that occurred in January and February 2026, substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. These changes have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the current administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates or delay the review or effectiveness of required regulatory or securities filings. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

We may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe and other geographies. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction and FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction or in the delay or halt in development of such candidates.

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

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. For more information, please see the section of our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, entitled, “Business - Government Regulation - Other Healthcare Laws” and the section of our Annual Report entitled, “Business - Government Regulation - Current and Future Healthcare Reform Legislation”.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed. For more information, please see the section of our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, entitled, “Business - Government Regulation - Current & Future Healthcare Reform Legislation.”

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. For more information, please see the section of our Annual Report on Form 10-K, filed with the SEC on February 26, 2026, entitled “Business - Government Regulation - Other Regulatory Matters - Other Healthcare Laws.”

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

We and any third parties that we contract with are required to comply with regulations and requirements, including GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area

and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or the third parties we contract with fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials will comply with GCP. In addition, our clinical trials must be conducted with current or future product candidates produced under cGMP regulations. Our failure or the failure of third parties that we may contract with to comply with these regulations may require us to repeat some aspects of a specific, or an entire, clinical trial, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in public notifications of noncompliance, civil monetary penalties, adverse publicity and can also prevent the non-compliant party from receiving future grant funds from the federal government.

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

For example, we granted our collaboration partner Gilead an exclusive option for an exclusive license with respect to our CDK2 program and Gilead exercised that option in April 2026. Future payments under our licensing arrangement with Gilead are contingent upon Gilead’s sole execution of the CDK2 program. In addition, Sanofi has significant discretion in determining the efforts and resources that it will apply to advance clinical trials of KT-485. As a result of the factors noted above, we may not be able to realize the benefit of our existing collaboration and licensing arrangements or any future strategic partnerships or acquisitions, collaborations or license arrangements we may enter into, which could delay our timelines or otherwise adversely affect our business.

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

As of March 31, 2026, we had 253 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert management’s time and financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Likewise, in the United States, the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors, such as healthcare. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the potential for significant changes in U.S. policies or regulatory environment given the current administration, military conflict, including the ongoing conflicts between the U.S. and the Middle East, Russia and Ukraine, and in the Middle East, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including in the Middle East and Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the U.S. imposed substantial tariffs on imports from its trading partners, including, without limitation, Canada, Mexico, the EU and China. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While certain tariffs were subsequently suspended, modified, or temporarily reduced, we cannot predict the results of the U.S. government's trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. The impact of tariffs has already been seen, and we expect will continue to be seen, in global markets. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. The current U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business.

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

As of March 31, 2026, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 26% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of March 31, 2026, approximately 15,815,253 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 10,891,452 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We are obligated to register, and have filed a resale registration statement to register, approximately 31.39 million shares of our common stock pursuant to certain resale registration rights granted to entities affiliated with members of our board of directors. In addition, sales of a substantial number of shares of our outstanding common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. We have also filed registration statements on Form S-8 registering the issuance of shares of common stock issued or reserved for future issuance under our equity compensation plans. Shares registered under this registration statement on Form S-8 can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Pursuant to our prior sales agreement, or the Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, we had the ability to offer and sell up to an aggregate amount of $300.0 million of our common stock from time to time in “at-the-market” offerings, subject to the limitations thereof. From October 31, 2024 through the date of its termination in February 2026, we did not make any sales pursuant to the Jefferies Sales Agreement.

On February 26, 2026, we entered into a Sales Agreement, or the Cowen Sales Agreement, with TD Securities (USA) LLC, or Cowen, pursuant to which we may offer and sell our common stock, subject to certain limitations in the sales agreement and compliance with applicable law, at any time throughout the term of the Cowen Sales Agreement. The number of shares that are sold by Cowen after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Cowen by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. There have not yet been any sales made pursuant to the Cowen Sales Agreement.

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

During the quarter ended March 31, 2026, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The following table discloses any officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Nello Mainolfi Founder, President, Chief Executive Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (March 24, 2026)	December 31, 2027	220,000	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan
Bruce Jacobs Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5- 1(c)	Adoption (March 23, 2026)	March 31, 2027	77,109	Exercises of vested stock options and sales of shares of our common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Amendment No. 1 to Second Amended and Restated Bylaws of Kymera Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39460) filed with the Securities and Exchange Commission on March 27, 2026).

10.2

Sales Agreement, by and between Kymera Therapeutics, Inc. and TD Securities (USA) LLC, dated February 26, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.

001-39460) filed with the Securities and Exchange Commission on February 26, 2026).

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

Kymera Therapeutics, Inc.

Date: April 30, 2026	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: April 30, 2026	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer