Form 10-Q
period 2026-06-30
Kymera Therapeutics, Inc.
filed 2026-08-05
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 83,150,618 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing and the success of development efforts under the collaborations for our IRAK4 and CDK2 programs and clinical studies for our STAT6 and IRF5 programs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$124,477	$357,011
Marketable securities (Note 4)	566,508	491,265
Accounts receivable	20,000	—
Prepaid expenses and other current assets	26,280	22,938
Total current assets	$737,265	$871,214
Marketable securities, non-current (Note 4)	813,901	771,158
Property and equipment, net (Note 6)	39,971	43,175
Right-of-use assets, operating leases	41,100	42,351
Other non-current assets	7,385	9,114
Restricted cash	5,822	5,800
Total assets	$1,645,444	$1,742,812
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,918	$4,015
Accrued expenses (Note 8)	48,476	42,274
Deferred revenue	—	22,925
Operating lease liabilities	12,119	11,941
Finance lease liabilities	1,577	1,815
Other current liabilities	236	242
Total current liabilities	$71,326	$83,212
Non-current liabilities
Deferred revenue, net of current portion	—	11,440
Operating lease liabilities, net of current portion	64,022	67,034
Finance lease liabilities, net of current portion	840	1,462
Total liabilities	$136,188	$163,148
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2026 and December 31, 2025, 82,788,253 and 81,323,532 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	2,712,811	2,643,817
Accumulated deficit	(1,196,406)	(1,065,961)
Accumulated other comprehensive (loss) income	(7,157)	1,800
Total stockholders’ equity	1,509,256	1,579,664
Total liabilities and stockholders’ equity	$1,645,444	$1,742,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and six months ended June 30, 2026 and 2025

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$65,000	$11,476	$99,365	$33,576
Operating expenses:
Research and development	$119,481	$78,388	$217,644	$158,643
General and administrative	21,126	17,645	41,484	33,916
Total operating expenses	140,607	96,033	259,128	192,559
Loss from operations	(75,607)	(84,557)	(159,763)	(158,983)
Other income (expense):
Interest and other income	14,477	8,051	29,459	16,968
Interest and other expense	(81)	(108)	(141)	(180)
Total other income:	14,396	7,943	29,318	16,788
Net loss	$(61,211)	$(76,614)	$(130,445)	$(142,195)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(2,963)	337	(8,957)	1,764
Total comprehensive loss	$(64,174)	$(76,277)	$(139,402)	$(140,431)

Net loss	$(61,211)	$(76,614)	$(130,445)	$(142,195)
Net loss per share, basic and diluted	$(0.62)	$(0.95)	$(1.33)	$(1.77)
Weighted average common stock outstanding, basic and diluted	98,177,158	80,449,405	97,857,489	80,298,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2026 and 2025

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain (Loss)	Equity
Balance at March 31, 2025	65,112,714	$7	$1,606,475	$(820,191)	$(58)	786,233
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $13.5 million	5,044,500	—	237,294	—	—	237,294
Exercise of stock options	278,086	—	7,703	—	—	7,703
Vesting restricted stock	78,013	—	—	—	—	—
Issuance of shares under employee stock purchase plan	44,129	—	1,112	—	—	1,112
Stock-based compensation expense	—	—	15,415	—	—	15,415
Unrealized gain on marketable securities	—	—	—	—	337	337
Net loss	—	—	—	(76,614)	—	(76,614)
Balance at June 30, 2025	70,557,442	$7	$1,867,999	$(896,805)	$279	$971,480

Balance at March 31, 2026	82,182,101	$8	$2,679,018	$(1,135,195)	$(4,194)	$1,539,637
Exercise of stock options	518,649	—	13,383	—	—	13,383
Vesting restricted stock	61,551	—	—	—	—	—
Issuance of shares under employee stock purchase plan	25,952	—	1,472	—	—	1,472
Stock-based compensation expense	—	—	18,938	—	—	18,938
Unrealized loss on marketable securities	—	—	—	—	(2,963)	(2,963)
Net loss	—	—	—	(61,211)	—	(61,211)
Balance at June 30, 2026	82,788,253	$8	$2,712,811	$(1,196,406)	$(7,157)	$1,509,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2026 and 2025

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2024	64,890,193	$7	$1,591,707	$(754,610)	$(1,485)	$835,619
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $13.5 million	5,044,500		237,294	—	—	237,294
Exercise of stock options	353,738	—	8,237	—	—	8,237
Vesting restricted stock	224,882	—	—	—	—	—
Issuance of shares under employee stock purchase plan	44,129	—	1,112	—	—	1,112
Stock-based compensation expense	—	—	29,649	—	—	29,649
Unrealized gain on marketable securities	—	—	—	—	1,764	1,764
Net loss	—	—	—	(142,195)		(142,195)
Balance at June 30, 2025	70,557,442	$7	$1,867,999	$(896,805)	$279	$971,480

Balance at December 31, 2025	81,323,532	$8	$2,643,817	$(1,065,961)	$1,800	$1,579,664
Exercise of stock options	1,188,166	—	32,577	—	—	32,577
Vesting restricted stock	250,603	—	—	—	—	—
Issuance of shares under employee stock purchase plan	25,952	—	1,472	—	—	1,472
Stock-based compensation expense	—	—	34,945	—	—	34,945
Unrealized loss on marketable securities	—	—	—	—	(8,957)	(8,957)
Net loss	—	—	—	(130,445)	—	(130,445)
Balance at June 30, 2026	82,788,253	8	2,712,811	(1,196,406)	(7,157)	1,509,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2026 and 2025

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(130,445)	$(142,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,945	29,649
Depreciation and amortization	4,052	4,132
Premiums and discounts on available-for-sale marketable securities	(5,057)	(4,646)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,342)	(2,305)
Accounts receivable	(20,000)	(40,000)
Contract asset	—	947
Other long term assets	1,729	(2,725)
Accounts payable	4,883	(216)
Accrued expenses and other current liabilities	6,282	(6,939)
Deferred revenue	(34,365)	26,424
Operating lease right-of-use assets	1,251	1,362
Operating lease liabilities	(2,834)	(2,416)
Other assets and liabilities	(4)	(106)
Net cash used in operating activities	$(142,905)	$(139,034)
Investing activities
Purchase of property and equipment, net	(907)	(1,162)
Purchases of investments	(390,921)	(141,907)
Maturities of investments	269,033	251,705
Net cash (used in) provided by investing activities	$(122,795)	$108,636
Financing activities
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $13.5 million	—	237,294
Proceeds from stock option exercises	32,577	8,237
Proceeds from employee stock purchase plan	1,472	1,112
Payments on finance leases	(861)	(659)
Net cash provided by financing activities	$33,188	$245,984
Net decrease in cash, cash equivalents and restricted cash	(232,512)	215,586
Cash, cash equivalents and restricted cash at beginning of period	362,811	126,050
Cash, cash equivalents and restricted cash at end of period	$130,299	$341,636
Supplemental disclosure of cash flow activities
Cash paid for interest	$120	$154
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$20	$116
Purchase of property and equipment through finance lease	$—	$1,028
Offering costs included in accrued expenses	$—	$483

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	June 30,
	2026	2025
Cash and cash equivalents	$124,477	$335,816
Restricted cash	5,822	5,820
Total cash, cash equivalents, and restricted cash	$130,299	$341,636

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $1,196 million as of June 30, 2026. The Company has funded these losses principally through the issuance and sale of its convertible preferred stock to outside investors and collaborators in private equity financings, its initial public offering, or IPO, follow-on offerings, Private Investment in Public Equity, or PIPE offering, and at-the market sales program as well as from cash proceeds received in connection with the Company’s corporate collaboration agreements (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of $1,505 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

During the three and six months ended June 30, 2026, no pre-funded warrants were exercised. As of June 30, 2026, there were 15,815,253 pre-funded warrants outstanding.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of June 30, 2026, the results of operations and equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ended December 31, 2026 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2025 Annual Report on Form 10-K except as discussed below.

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

The Company has performance conditions included in certain of the Company's restricted stock units awards and stock options that are based upon the achievement of pre-specified clinical development milestones. As the outcome of each event has inherent risk and uncertainties, and a positive outcome may not be known until the event is achieved, the Company begins to recognize the grant-date fair value of the performance-based restricted stock awards when it determines the achievement of each performance condition is deemed probable, a determination which requires significant judgment by management. On the date the performance condition is deemed probable, the Company records a cumulative expense catch-up, with remaining expense amortized over the remaining service period. The Company reassess the probability of achievement at each reporting period and adjusts cumulative expense as necessary.

Beginning in 2026, the structure of the performance award design was revised to include a relative total shareholder return (rTSR) approach such that certain awards are earned for the Company's rTSR performance over a three-year measurement period relative to a peer group of companies. The actual number of performance awards that will vest at the end of the performance period may be anywhere from zero to 200 percent of the target number of shares granted. The fair value of these awards is estimated using a Monte Carlo model. Expense related to these awards is recognized ratably over the measurement period.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at June 30, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$115,958	$—	$—	$115,958
Commercial Paper	—	3,584	—	3,584
Marketable securities, current
US treasuries	145,934	—	—	145,934
US government agencies	—	118,104	—	118,104
Commercial Paper	—	9,160	—	9,160
Corporate bonds	—	293,310	—	293,310
Marketable securities, non-current
US treasuries	187,353	—	—	187,353
US government agencies	—	229,739	—	229,739
Corporate bonds	—	396,809	—	396,809
Restricted cash	5,822	—	—	5,822
Total	$455,067	$1,050,706	$—	$1,505,773

	Fair Value Measurements at December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$299,067	$—	$—	$299,067
Commercial Paper	—	16,616	—	16,616
Corporate bonds	—	14,355	—	14,355
Marketable securities, current
US treasuries	157,069	—	—	157,069
US government agencies	—	126,290	—	126,290
Commercial Paper	—	7,155	—	7,155
Corporate bonds	—	200,750	—	200,750
Marketable securities, non-current
US treasuries	160,500	—	—	160,500
US government agencies	—	164,618	—	164,618
Corporate bonds	—	446,041	—	446,041
Restricted cash	5,800	—	—	5,800
Total	$622,436	$975,825	$—	$1,598,261

During the six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at June 30, 2026 and December 31, 2025 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2026
US treasury securities	$335,023	$30	$(1,767)	$333,286
US government agencies	349,898	3	(2,058)	347,843
Commercial Paper	9,164	—	(3)	9,161
Corporate securities	693,481	64	(3,426)	690,119
Total	$1,387,566	$97	$(7,254)	$1,380,409

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
US treasury securities	$316,979	$623	$(34)	$317,568
US government agencies	290,714	276	(81)	290,909
Commercial Paper	7,156	1	(2)	7,155
Corporate securities	645,772	1,285	(266)	646,791
Total	$1,260,621	$2,185	$(383)	$1,262,423

As of June 30, 2026, the Company held 354 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $1.2 billion. As of December 31, 2025, the Company held 120 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $389.1 million. As of June 30, 2026, the Company held 6 securities that had been in an unrealized loss position for greater than 12 months with an aggregate value of $14.2 million. As of December 31, 2025, the Company held 7 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $16.3 million.

As of June 30, 2026 the Company had 170 securities with a fair value of $566.5 million with a contractual maturity of less than 12 months and 231 securities with a fair value of $813.9 million with a contractual maturity of greater than 12 months. As of December 31, 2025, the Company had 141 securities with a fair value of $491.3 million with a contractual maturity of less than 12 months and 232 securities with a fair value of $771.2 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of June 30, 2026 and December 31, 2025.

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

Pursuant to the Gilead Agreement, the Company was responsible for all discovery and preclinical research activities through the delivery of a complete data package as defined in the agreement. After receiving the complete data package, Gilead exercised its option to license the program and now has global rights to develop, manufacture and commercialize all products resulting from the collaboration.

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

In consideration for the exclusive option and rights granted under the Gilead Agreement, the Company received a non-refundable upfront payment of $40.0 million. In addition, upon Gilead's exercise of the option in April 2026, the Company received an option exercise payment of $45.0 million and will be eligible to receive up to $665.0 million upon the achievement of certain development, regulatory and commercial milestones. The Company is also eligible to receive tiered royalties on net sales by Gilead ranging from high single-digit to mid-teen percentages, subject to customary reductions in certain circumstances.

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

The option to acquire an exclusive license to the program was evaluated as a material right. The Company determined that the option to acquire an exclusive license in the future was not priced at a discount, and that the option exercise fee is at or above the standalone selling price for research at this stage of development; as such, the options and the underlying licenses are excluded from the performance obligation and the option exercise fees were excluded from the initial transaction price until the underlying option was exercised. That is, one performance obligation was identified, the discovery and preclinical research activities. The Company recognized revenue associated with the performance obligation as the discovery and preclinical research activities were provided using an input method, according to costs incurred and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurred over this time period and, in management’s judgment, was the best measure of progress towards satisfying each performance obligation.

The Company determined the total transaction price to be $40.0 million, which represents the upfront payment. The option exercise payment and all future milestone and royalty payments were excluded from the initial transaction price as they were contingent on future events and were deemed constrained due to the uncertainty of achievement and the Company’s limited control over their occurrence.

With Gilead's exercise of its exclusive license under the agreement, the performance obligation associated with the agreement has been fully satisfied as of June 30, 2026. Accordingly, all future milestone payments will be recognized as revenue in full when deemed probable and unconstrained.

For the three months ended June 30, 2026, the Company recognized $45.0 million of revenue under the Gilead Agreement related to the April 2026 option exercise fee, none of which was included in deferred revenue as of December 31, 2025. For the three months ended June 30, 2025, the Company did not recognize any revenue under the Gilead Agreement. For the six months ended June 30, 2026, the Company recognized $79.4 million in revenue under the Gilead Agreement, $34.4 million of which was recorded in deferred revenue as of December 31, 2025. For the six months ended June 30, 2025, the Company did not recognize any revenue under the Gilead

Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue as of June 30, 2026 and December 31, 2025 was $0 and $34.4 million, respectively. This decrease was the result of revenue recognized in the current fiscal year.

As of June 30, 2026, all remaining milestone payments were constrained as the achievement of such milestones are contingent upon the success of activities and decisions that are generally outside the control of the Company. Any amounts related to the option exercise fee or milestone payments will be included in the transaction price and recognized on a cumulative catch-up basis when the risk of revenue reversal is resolved. Royalties and commercial milestone payments, if any, will be recognized at the later of when the related sales occur or when the associated performance obligation has been satisfied.

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

In June 2025, Sanofi communicated its decision to exercise its full participation election under the terms of the companies’ collaboration agreement, and to advance KT-485/SAR447971, into clinical testing. As a result, Sanofi stopped development of KT-474. In June 2026, Sanofi informed the Company that the first participant was dosed in the first-in-human Phase 1 clinical trial evaluating KT-485/SAR447971, resulting in the achievement of a $20 million milestone.

In connection with the IRAK4 program, the Company remains eligible to receive up to an additional $955 million in development and commercial milestones upon the achievement of certain developmental or regulatory events and upon the achievement of certain net sales thresholds.

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

The Company allocated the upfront payment to each performance obligation based on the relative standalone selling price, as follows:

•
Collaboration Target 1: $120.0 million
•
Collaboration Target 2: $30.0 million

The Company recognizes revenue associated with each performance obligation as the research and development services are provided using an input method, according to costs incurred as related to the research and development activities for each individual program and the costs expected to be incurred in the future to satisfy that individual performance obligation. The transfer of control occurs over this time period and, in management’s judgment, is the best measure of progress towards satisfying each performance obligation. Prior to the full satisfaction of the Company's performance obligations, milestone and reimbursement consideration added to the transaction price were recognized as revenue with a cumulative catch-up upon becoming unconstrained. Subsequent to the satisfaction of the Company's performance obligations, milestone and reimbursement consideration will be recognized as revenue in full when deemed probable and unconstrained.

With Sanofi's exercise of its full participation election under the agreement for Collaboration Target 1 in June of 2025, the performance obligations associated with Collaboration Target 1 & Collaboration Target 2 have been fully satisfied.

During the three and six months ended June 30, 2026, the Company recognized $20.0 million of revenue under the Sanofi Agreement. All of this amount relates to a milestone achieved in the second quarter of 2026, triggered by the first participant dosed in the first-in-human Phase 1 clinical trial evaluating KT-485/SAR447971. In the three and six months ended June 30, 2025, the Company recognized $11.5 million and $33.6 million in revenue under the Sanofi Agreement, respectively, all of which was associated with Collaboration Target 1. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue was $0 at both June 30, 2026 and December 31, 2025.

In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. During the three and six month periods ended June 30, 2025, the Company recognized $3.7 million and $23.6 million of revenue from the unconstrained milestones, respectively. As of June 30, 2025, all of the $75.0 million of consideration had been recorded as revenue.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the six months ended June 30, 2026 (in thousands):

	Balance at December 31, 2025	Additions	Deductions	Balance at June 30, 2026
Accounts receivable and contract assets:
Billed receivables – Sanofi	$—	$20,000	$—	$20,000
Billed receivables – Gilead	—	45,000	(45,000)	—
Total accounts receivable and contract assets	$—	$65,000	$(45,000)	$20,000
Contract liabilities:
Deferred Revenue - Gilead	34,365	45,000	(79,365)	—
Total contract liabilities	$34,365	$45,000	$(79,365)	$—

6. Property and Equipment

Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Lab and office equipment under finance right-of-use asset	$6,543	$6,543
Lab equipment	11,986	11,388
Computer equipment	966	966
Furniture & fixtures	3,414	3,414
Leasehold improvements	43,148	42,991
Total property and equipment	66,057	65,302
Less accumulated depreciation	(26,086)	(22,127)
Property and equipment, net	$39,971	$43,175

Depreciation expense for the three months ended June 30, 2026 and 2025 was $1.6 million and $1.7 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $3.2 million and $3.3 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $6.5 million and $6.5 million and accumulated amortization expense of $4.3 million and $3.5 million as of June 30, 2026 and December 31, 2025, respectively.

Amortization expense related to right-of-use assets during the three months ended June 30, 2026 and 2025 was $0.4 million and $0.4 million, respectively. Amortization expense related to right-of-use assets during the six months ended June 30, 2026 and 2025 was $0.9 million and $0.7 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of June 30, 2026 and December 31, 2025. The letter of credit totaled $1.3 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In connection with the signing of the 2021 Lease, the Company issued a letter of credit for $4.5 million which is classified as restricted cash as of June 30, 2026 and December 31, 2025.

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

Upon occupancy of the 2021 Lease facility in February of 2024, the Company exited the 2019 Lease facility and began looking to sublease the entire facility for the remaining noncancellable lease term through March 31, 2030. These actions resulted in impairment charges to date of $8.8 million.

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

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$2,417	$2,463	$4,846	$4,936
Finance lease costs:
Amortization of right-to-use assets, finance leases	430	375	861	746
Interest expense for finance lease liabilities	56	77	122	154
Variable lease costs	1,450	1,550	2,824	3,043
Total lease costs	$4,353	$4,465	$8,653	$8,879

Supplemental cash flow information relating to the Company’s leases for the six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,169	$5,989
Operating cash flows used in finance leases	$861	$629
Financing cash flows used in finance leases	$122	$154

Weighted average remaining lease terms and discount rates as of June 30, 2026 and 2025 were as follows:

	June 30,
	2026	2025
Remaining lease term:
Operating lease	8.14 years	9.08 years
Finance lease	1.78 years	2.47 years
Discount Rate:
Operating lease	8.68%	8.71%
Finance lease	8.86%	8.75%

The undiscounted future lease payments for operating and finance leases as of June 30, 2026, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2026 (excluding the first half)	$6,267	$903
2027	12,809	1,180
2028	13,193	449
2029	13,589	72
2030	11,535	—
Thereafter	49,300	—
Total minimum lease payments	$106,693	$2,604
Less amounts representing interest or imputed interest	(30,552)	(187)
Present value of lease liabilities	$76,141	$2,417

8. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Research and development expenses	$35,628	$21,351
Payroll and payroll-related	9,243	18,311
Professional fees	3,268	2,065
Other	337	547
Accrued expenses	$48,476	$42,274

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2026 or December 31, 2025.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In June 2024, in connection with the Company's 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. As of June 30, 2026, there were an aggregate of 6,464,760 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of June 30, 2026, there were an aggregate 2,716,358 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan for service and performance based vesting conditions during the six months ended June 30, 2026 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,003,748	$33.33	7.14	$400,490
Granted	1,303,954	88.50
Exercised	(1,188,166)	27.42
Forfeited	(130,367)	45.51
Outstanding at June 30, 2026	8,989,169	$41.94	7.11	$653,811
Exercisable at June 30, 2026	5,785,462	$34.33	6.12	$464,826

The intrinsic value of stock options exercised during the three months ended June 30, 2026 and 2025 was $37.2 million and $5.3 million, respectively. The intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $70.5 million and $7.4 million, respectively.

The weighted-average fair value of options granted during the three months ended June 30, 2026 and 2025 was $59.06 and $25.46 respectively. The weighted-average fair value of options granted during the six months ended June 30, 2026 and 2025 was $62.36 and $21.80 respectively.

As of June 30, 2026, the total unrecognized stock-based compensation expense for unvested stock options was $110.3 million, with a weighted average recognition period of 3.2 years.

Performance Stock Options

2025 Performance Stock Options

During the first quarter of 2025, the Company began granting performance stock options, or PSOs, under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s executive officers and management team. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the target amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of the third clinical milestones will result in the vesting of 20% of the target amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. During the three and six months ended June 30, 2026, the Company did not grant any PSOs in relation to the 2025 PSO Grant. During the three and six months ended June 30, 2025 the Company granted 0 and 88,000 PSOs in relation to the 2025 PSO Grant, respectively, with a weighted average strike price of $30.17. As of June 30, 2026 there are 88,000 PSOs outstanding with a weighted average strike price of $30.17. As of June 30, 2026 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no equity-based compensation has been recorded for PSOs.

2026 Performance Stock Options

During the three and six months ended June 30, 2026, the Company granted 0 and 95,000 PSOs in relation to the 2026 PSO Grant, respectively. During the three and six months ended June 30, 2025 the Company granted 0 PSOs in relation to the 2026 PSO Grant. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments subject to the achievement of two clinical milestones, and a third condition around relative Total Shareholder Return (“TSR”) of the Company’s Common Stock. Specifically, the achievement of the first clinical milestone will result in the vesting of 60% of the target amount, and the achievement of the second clinical milestone will result in the vesting of 15% of the target amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. As of June 30, 2026, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2026 PSOs will be achieved, and as such, no equity-based compensation has been recorded for clinical milestone portion of the 2026 PSOs.

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

The PSOs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSOs can also be triggered upon certain change in control events. The weighted-average grant date fair values of the PSOs relating to the TSR component were $97.53 per share. Stock-based compensation expense recognized for the PSOs relating to the TSR components were approximately $0.2 million and $0 for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense recognized for the PSOs relating to the TSR components were approximately $0.3 million and $0 for the six months ended June 30, 2026 and 2025, respectively. The measurement period for the TSR portion of the 2026 PSOs have not been met, and as such no shares have become exercisable. The Company estimated the fair values of shares granted under the market-based TSR PSOs using a Monte Carlo simulation model with the following assumptions:

Volatility	65%
Risk-free interest rate	3.50%
Dividend yield	0.00%

The following table outlines our equity-based compensation expense for stock options for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$6,512	$5,983	$12,229	$11,696
General and administrative	7,019	6,408	13,307	12,265
Total equity-based compensation	$13,531	$12,391	$25,536	$23,961

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected term (in years)	5.94	5.93	6.04	5.85
Volatility	76%	94%	78%	78%
Risk-free interest rate	4.12%	3.97%	3.77%	3.99%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the six months ended June 30, 2026 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2025	1,345,155	$34.05
Granted	496,639	88.86
Vested	(250,603)	33.26
Forfeited	(65,781)	45.96
Unvested at June 30, 2026	1,525,410	$51.51

2025 Performance Stock Units

During the first quarter of 2025, the Company began granting restricted stocks units with performance-based vesting conditions, or performance stock units ("PSUs") under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s named executive officers and management team. Specifically, in the three and six months ended June 30, 2025, the Company granted 0 and 285,723 PSUs, respectively. The total number of PSUs that may vest will range from 0 to a maximum of 100% of the target number of units granted. The 2025 PSUs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the Target Amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the Target Amount. None of the PSUs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. As of June 30, 2026 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2025 PSUs will be achieved, and as such, no equity-based compensation has been recorded for the 2025 PSUs.

2026 Performance Stock Units

During the first quarter of 2026, the Company granted PSUs to certain key employees. The total number of PSUs that may vest will range from 0 to a maximum of 100% of the target number of units granted. The PSUs will vest in three separate installments subject to the achievement of two clinical milestones, and a third condition around relative TSR of the Company’s Common Stock. Specifically, the achievement of the first clinical milestone will result in the vesting of 60% of the target amount, and the achievement of the second clinical milestone will result in the vesting of 15% of the target amount. None of the PSUs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. Specifically, in the three and six months ended June 30, 2026, the Company granted 0 and 73,672 PSUs, respectively. As of June 30, 2026, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2026 PSUs will be achieved, and as such, no equity-based compensation has been recorded for clinical milestone portion of the 2026 PSUs.

25% of target PSUs earned will be based on the relative TSR of the Company’s common stock as compared to the TSR of the members of the XBI over a three-year performance period from January 1, 2026 to December 31, 2028. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period. The PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSUs can also be triggered upon certain change in control events. The weighted-average grant date fair values of the PSUs relating to the TSR component was $126.09 per share. Stock-based compensation expense recognized for the PSUs relating to the TSR component was approximately $0.2 million and $0.3 million, respectively for the three and six months ended June 30, 2026. The measurement period for the TSR portion of the 2026 PSUs has not been met, and as such no shares have become exercisable. The Company estimated the fair values of shares granted under the market-based TSR PSUs using a Monte Carlo simulation model with the following assumptions:

Volatility	65%
Risk-free interest rate	3.50%
Dividend yield	0.00%

During the three months ended June 30, 2026, the Company granted 78,725 and 0 restricted stock units with service and performance based vesting conditions respectively. During the six months ended June 30, 2026, the Company granted 422,967 and 73,672 restricted stock units with service and performance based vesting conditions respectively. During the three months ended June 30, 2025, the Company granted 191,300 and 0 restricted stock units with service and performance based vesting conditions respectively. During the six months ended June 30, 2025, the company granted 519,100 and 285,723 restricted stock units with service and performance based vesting conditions respectively. As of June 30, 2026, the total unrecognized stock-based compensation expense for unvested restricted stock with service based vesting conditions was $56.2 million with a weighted average recognition period of 3.9 years.

During the three months ended June 30, 2026 the Company recognized approximately $5.2 million of expense for restricted stock of which $3.7 million and $1.5 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2026 the Company recognized approximately $9.0 million of expense for restricted stock of which $6.4 million and $2.6 million was recorded in research and development and general and administrative expense, respectively. During the three months ended June 30, 2025 the Company recognized approximately $2.8 million of expense for restricted stock of which $1.9 million and $0.9 million was recorded in research and development and general and administrative expense, respectively. During the six months ended June 30, 2025 the Company recognized approximately $5.2 million of expense for restricted stock of which $3.5 million and $1.7 million was recorded in research and development and general and administrative expense, respectively.

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$10,371	$8,037	$18,951	$15,583
General and administrative	8,567	7,378	15,994	14,066
Total equity-based compensation	$18,938	$15,415	$34,945	$29,649

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

12. Income Taxes

Income taxes for the three and six months ended June 30, 2026 and 2025 have been calculated based on an estimated annual effective tax rate and certain discrete items. The Company recorded immaterial income tax expense related to investment income for the three and six months ended June 30, 2026 and 2025.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common stock outstanding for the period. The Company had 15,815,253 pre-funded warrants outstanding as of June 30, 2026 and 2025. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. Due to the nominal exercise price of the pre-funded warrants, they are considered to be outstanding shares of common stock for purposes of the calculation of earnings per share. (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(61,211)	$(76,614)	$(130,445)	$(142,195)
Denominator:
Weighted average common shares outstanding, basic and diluted	82,361,905	65,282,527	82,042,236	65,135,585
Weighted average pre-funded warrants outstanding, basic and diluted	15,815,253	15,166,878	15,815,253	15,163,355
Total weighted average common stock outstanding, basic and diluted	98,177,158	80,449,405	97,857,489	80,298,940
Net loss per share:
Net loss per share, basic and diluted	$(0.62)	$(0.95)	$(1.33)	$(1.77)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2026	2025
Unvested restricted stock	1,525,410	1,275,001
Options to purchase common stock	8,989,169	10,954,981
Total	10,514,579	12,229,982

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$65,000	$11,476	$99,365	$33,576
Less:
Research and development expenses
External research and development:
STAT6	45,672	22,193	78,884	42,798
Other external research and development expense (1)	32,067	23,339	57,028	49,683
Research and development compensation and related personnel expense (2)	27,901	21,958	55,840	44,007
Research and development overhead and administrative costs	13,841	10,898	25,892	22,155
General & administrative (3)	21,126	17,645	41,484	33,916
Interest and other expense	81	108	141	180
Plus:
Interest income	14,477	8,051	29,459	16,968
Segment net loss	$(61,211)	$(76,614)	$(130,445)	$(142,195)

(1) Certain prior period amounts have been recast to conform with current period presentation.

(2) Research and development compensation and related personnel expense for the three months ended June 30, 2026 and 2025 is inclusive of $10.4 and $8.0 million of stock-based compensation expense, respectively. Research and development compensation and related personnel expense for the six months ended June 30, 2026 and 2025 is inclusive of $19.0 and $15.6 million of stock-based compensation expense, respectively.

(3) General and administrative expense for the three months ended June 30, 2026 and 2025 is inclusive of $8.6 million and $7.4 million of stock-based compensation expense, respectively. General and administrative expense for the six months ended June 30, 2026 and 2025 is inclusive of $16.0 million and $14.1 million of stock-based compensation expense, respectively.

Depreciation expense for the three months ended June 30, 2026 and 2025 was $1.6 million and $1.7 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $3.2 million and $3.3 million, respectively. Amortization expense related to right-of-use assets during the three months ended June 30, 2026 and 2025 was $0.4 million and $0.4 million, respectively. Amortization expense related to right-of-use assets during the six months ended June 30, 2026 and 2025 was $0.9 million and $0.7 million, respectively.

15. Subsequent Events

Related Party Sublease

Subsequent to June 30, 2026, the Company entered into a sublease agreement (the "Sublease") with Merida Biosciences, Inc. ("Merida"), pursuant to which the Company subleased the office/laboratory space governed by the 2019 Lease to Merida.

Merida is considered a related party because one of the Company's directors, John Maraganore, also serves as a member of Merida's board of directors.

The terms of the Sublease were reviewed and approved by the Company's Audit Committee in accordance with the Company's related party transaction policy. Management believes the terms of the Sublease are consistent with those that would have been negotiated with an unrelated third party.

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

Our publicly disclosed oral immunology programs target STAT6, IRF5 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, which is currently being evaluated in the BROADEN2 Phase 2b clinical trial in adult and adolescent patients with moderate to severe Atopic Dermatitis (AD) and the BREADTH Phase 2b clinical trial in adult patients with moderate to severe asthma. We are also developing KT-579 as part of our oral IRF5 degrader program, which is being evaluated in a Phase 1 clinical trial in healthy volunteers. We are collaborating with Sanofi S.A. (“Sanofi”) on the development of our IRAK4 degrader, KT-485/SAR447971, which is being evaluated in a Phase 1 clinical trial. We are also collaborating with Gilead Sciences, Inc. (“Gilead”) on the development of our oral CDK2 molecular glue degrader, KT-200, which is currently in IND-enabling studies. Our additional early undisclosed pipeline programs focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

In addition to our immunology focus, we also have research initiatives in other therapeutic areas. Additionally, we believe many of our key discovery and development capabilities have broad applicability, creating an opportunity for us to develop impactful therapies leveraging small-molecule modalities in addition to TPD.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. Through June 30, 2026, we have received gross proceeds of $2.75 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our subsequent follow-on offerings and private placement offering, our prior sales agreement with Cowen and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $311.4 million and $223.9 million for the years ended December 31, 2025 and 2024, respectively. We reported net losses of $61.2 million and $130.4 million for the three and six months ended June 30, 2026 respectively, and $76.6 million and $142.2 million for the three and six months ended June 30, 2025, respectively. In addition, as of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $1,196 million and $1,066 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $1,505 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into 2029, beyond multiple clinical inflection points in our pipeline. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” below.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. Our only revenues have been derived from research collaboration arrangements with Vertex, Sanofi, and Gilead. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of the collaboration agreements.

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

Pursuant to the Gilead Agreement, the Company was responsible for all discovery and preclinical research activities through the delivery of a complete data package as defined in the agreement. After receiving the complete data package, Gilead exercised its option to license the program and now has global rights to develop, manufacture and commercialize all products resulting from the collaboration.

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

In consideration for the exclusive option and rights granted under the Gilead Agreement, we received a non-refundable upfront payment of $40.0 million. Further in April 2026, Gilead exercised its exclusive option to license KT-200,an oral CDK2 molecular glue degrader as a development candidate. As a result, we earned an option exercise payment of $45.0 million received and recognized as revenue in the second quarter of 2026. We remain eligible to receive up to an additional $665.0 million upon the achievement of certain development, regulatory and commercial milestones. We are also eligible to receive tiered royalties on net sales by Gilead ranging from high single-digit to mid-teen percentages, subject to customary reductions in certain circumstances.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion, and commercial milestone payments of up to $700.0 million, in the aggregate. We will further be eligible to receive tiered royalties on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of June 30, 2026, we have achieved $95.0 million of milestones under the Sanofi Agreement related to certain IRAK4 clinical and preclinical milestones.

Additionally with respect to Sanofi, on December 2, 2022, Sanofi provided us with written notice of its intention to advance the collaboration target 1 candidate, KT-474, into Phase 2 clinical trials for which we received milestone payments as further set forth in the Amended Sanofi Agreement. Phase 2 clinical trials of KT-474 are initially investigating its potential in HS and AD with the clinical trial for both indications having been initiated and commenced dosing in 2023.

In June 2025, Sanofi communicated its decision to exercise its full participation election under the terms of the companies’ collaboration agreement, and to advance KT-485/SAR447971, into clinical testing. As a result, Sanofi stopped development of KT-474. In June 2026, Sanofi informed us that the first participant was dosed in the first-in-human Phase 1 clinical trial evaluating KT-485/SAR447971, resulting in the achievement of a $20 million milestone.

In connection with the IRAK4 program, we remain eligible to receive up to an additional $955 million in development and commercial milestones upon the achievement of certain developmental or regulatory events and upon the achievement of certain net sales thresholds.

In September 2023, we mutually agreed to cease activities related to the undisclosed second target and we are no longer eligible for the milestone and royalty payments associated with the second target.

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

Results of Operations

Comparison of three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
Collaboration revenue	$65,000	$11,476	$53,524
Operating expenses:
Research and development	119,481	78,388	41,093
General and administrative	21,126	17,645	3,481
Total operating expenses	140,607	96,033	44,574
Loss from operations	(75,607)	(84,557)	8,950
Other income, net	14,396	7,943	6,453
Net loss	$(61,211)	$(76,614)	$15,403

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $65.0 million and $11.5 million for the three months ended June 30, 2026 and 2025, respectively. All of the revenue recognized for the three months ended June 30, 2026 is attributable to payments achieved under our collaboration agreements with Gilead and Sanofi. All of the revenue recognized for the three months ended June 30, 2025 is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended June 30,		Change
	2026	2025
	(in thousands)
External research and development costs:
STAT6	$45,672	$22,193	$23,479
Other	32,067	23,339	8,728
Research and development compensation and related personnel expense	27,901	21,958	5,943
Research and development overhead and administrative costs	13,841	10,898	2,943
Total research and development expenses	$119,481	$78,388	$41,093

Research and development expenses were $119.5 million for the three months ended June 30, 2026, compared to $78.4 million for the three months ended June 30, 2025. The increase of $41.1 million was primarily due to a $23.5 million increase in costs related to our STAT6 program, a $8.9 million increase in personnel, equity-based compensation, occupancy, and other internal costs due to increased investment in employee talent and facilities in the research and development functions, and a $8.7 million increase in activities related to our non-STAT6 programs.

General and administrative expenses

General and administrative expenses were $21.1 million for the three months ended June 30, 2026, compared to $17.6 million for the three months ended June 30, 2025. This increase of $3.5 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Equity-based compensation expenses included in general and administrative expenses were $8.6 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively.

Other Income, Net

Other income, net was $14.4 million for the three months ended June 30, 2026, compared to $7.9 million for the three months ended June 30, 2025. The $6.5 million increase was primarily due to an increase in the cash, cash equivalents, and marketable securities balances resulting in higher interest income.

Comparison of six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
	2026	2025
	(in thousands)
Collaboration revenue	$99,365	$33,576	$65,789
Operating expenses:
Research and development	217,644	158,643	59,001
General and administrative	41,484	33,916	7,568
Total operating expenses	259,128	192,559	66,569
Loss from operations	(159,763)	(158,983)	(780)
Other income, net	29,318	16,788	12,530
Net loss	$(130,445)	$(142,195)	$11,750

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $99.4 million and $33.6 million for the six months ended June 30, 2026 and 2025, respectively. The revenue recognized for the six months ended June 30, 2026 is attributable to our collaboration agreements with Gilead and Sanofi. All of the revenue recognized for the six months ended June 30, 2025 is attributable to our collaboration agreement with Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Six Months Ended June 30,		Change
	2026	2025
	(in thousands)
External research and development costs:
STAT6	$78,884	$42,798	$36,086
Other	57,028	49,683	7,345
Research and development compensation and related personnel expense	55,840	44,007	11,833
Research and development overhead and administrative costs	25,892	22,155	3,737
Total research and development expenses	$217,644	$158,643	$59,001

Research and development expenses were $217.6 million for the six months ended June 30, 2026, compared to $158.6 million for the six months ended June 30, 2025. The increase of $59.0 million was primarily due to a $36.1 million increase in costs related to our STAT6 program, a $15.6 million increase in personnel, equity-based compensation, occupancy, and other internal costs due to increased investment in employee talent and facilities in the research and development functions, and a $7.3 million increase in activities related to our non-STAT6 programs.

General and administrative expenses

General and administrative expenses were $41.5 million for the six months ended June 30, 2026, compared to $33.9 million for the six months ended June 30, 2025. This increase of $7.6 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Equity-based compensation expenses included in general and administrative expenses were $16.0 million and $14.1 million for the six months ended June 30, 2026 and 2025, respectively.

Other Income, Net

Other income, net was $29.3 million for the six months ended June 30, 2026, compared to $16.8 million for the six months ended June 30, 2025. The $12.5 million increase was primarily due to an increase in the cash, cash equivalents, and marketable securities balances resulting in higher interest income.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through June 30, 2026, we have received gross proceeds of $2.75 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our follow-on offerings and private placement offering, our prior sales agreement with TD Securities (USA) LLC, or Cowen, and through our corporate collaborations. As of June 30, 2026, we had cash and cash equivalents and marketable securities of $1,505 million.

In October 2021, we entered into a sales agreement, or Prior Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Prior Cowen Sales Agreement. As of June 30, 2026, we have sold 1,519,453 shares of common stock under the Prior Cowen Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Prior Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Prior Cowen Sales Agreement.

On October 31, 2024, we entered into an Open Market Sale AgreementSM, or Jefferies Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $300.0 million from time to time in “at-the-market” offerings through Jefferies, as our sales agent. We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. On February 26, 2026, Jefferies acknowledged and accepted our prior written notice to terminate the Jefferies Sales Agreement, which termination was effective on February 26, 2026. As a result of such termination, we will not offer or sell any additional shares of common stock under the Jefferies Sales Agreement and as of its termination, we had not sold any shares of its common stock under the Jefferies Sales Agreement.

On February 26, 2026, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $500.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Cowen Sales Agreement. As of June 30, 2026, we have not sold any shares of common stock under the Cowen Sales Agreement.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(142,905)	$(139,034)
Cash provided by (used in) investing activities	(122,795)	108,636
Cash provided by financing activities	33,188	245,984
Net decrease in cash, cash equivalents and restricted cash	$(232,512)	$215,586

Cash Flow used in Operating Activities

During the six months ended June 30, 2026, cash used in operating activities was $142.9 million, primarily resulting from our net loss of $130.4 million during the period and a $46.4 million net decrease in other operating assets and liabilities primarily driven by changes in contract assets, deferred revenue, accounts payable, accrued expenses and operating lease liabilities. This was partially offset by adjustments for non-cash items of $33.9 million primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-for sale-securities.

During the six months ended June 30, 2025, cash used in operating activities was $139.0 million, primarily resulting from our net loss of $142.2 million during the period and a $26.0 million net decrease in other operating assets and liabilities primarily driven by changes in contract assets, deferred revenue, accounts payable, accrued expenses and operating lease liabilities. This was partially offset by adjustments for non-cash items of $29.1 million (primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-for-sale securities).

Cash Flow provided by Investing Activities

During the six months ended June 30, 2026, cash used in investing activities was $122.8 million comprised of purchases of marketable securities of $390.9 million, partially offset by maturities of marketable securities of $269.0 million and purchases of property and equipment of $0.9 million.

During the six months ended June 30, 2025, cash provided by investing activities was $108.6 million comprised of maturities of marketable securities of $251.7 million, partially offset by purchases of marketable securities of $141.9 million and purchases of property and equipment of $1.2 million.

Cash Flow provided by Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $33.2 million, consisting of $32.6 million in proceeds from the exercise of employee stock options and $1.5 million from issuance of shares under our employee stock purchase plan, partially offset by finance lease payments of $0.9 million.

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

We believe the existing cash, cash equivalents and marketable securities of $1,505 million as of June 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

As of June 30, 2026, we had outstanding pre-funded warrants to purchase 15,815,253 shares of common stock, each with an exercise price of $0.0001 per share. These warrants can be exercised at any time at the discretion of the holders, subject to certain ownership limitations. While the potential exercise of these pre-funded warrants would result in the issuance of additional shares, thus increasing the total shares outstanding, their nominal exercise price means they are already considered outstanding for purposes of calculating our weighted average common stock outstanding and earnings per share. Due to the minimal exercise price, we do not anticipate significant additional cash proceeds upon exercise and consequently does not expect the exercise of these warrants to materially affect its liquidity, capital resources, or overall financial condition.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 26, 2026.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2026, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have incurred significant operating losses. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors, collaborators in private equity financings, upfront payments under our collaborations and sales of our common stock in our initial public offering, or IPO, and multiple public and private offerings of common stock and our at-the market sales program. As of June 30, 2026, our cash and cash equivalents and marketable securities were $1,505 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $1,196.4 million as of June 30, 2026. For the years ended December 31, 2025, 2024 and 2023, we reported net losses of $311.4 million, $223.9 million and $147.0 million, respectively. We reported net losses of $61.2 million and $130.4 million for the three and six months ended June 30, 2026 respectively, and $76.6 million and $142.2 million for the three and six months ended June 30, 2025, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of June 30, 2026 we had approximately $1,505 million of cash and cash equivalents and marketable securities, which we expect will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

Risks Related to Drug Development and Regulatory Approval

Risks Related to Preclinical and Clinical Development

We are very early in our development efforts and our STAT6 and IRF5 programs are in early clinical development with additional programs in preclinical development or early clinical development. If we or our collaborators are unable to advance our programs into and through the clinic for safety or efficacy reasons or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

There may be delays in trial initiation, including due to clinical holds or site activation delays, and we may not be able to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Moreover, some of our competitors have ongoing clinical trials for current or future product candidates that treat the same patient populations as our current or future product candidates, and patients who would otherwise be eligible for our clinical trials or those trials conducted by our collaborators, may instead enroll in clinical trials of our competitors’ current or future product candidates.

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

Positive results from our preclinical studies of our current or future product candidates, and any positive results we may obtain from our early clinical trials of our current or future product candidates, including the preclinical results that supported IND clearance for KT-579, ongoing clinical trials of KT-621, KT-579 and KT-485, may not necessarily be predictive of the results from required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our current or future product candidates according to our current development timeline, the positive results from such preclinical studies and/or clinical trials of our current or future product candidates, including KT-621 and KT-579, may not be replicated in subsequent preclinical studies or clinical trials. In particular, while we have conducted certain preclinical studies of KT-621 and KT-579, we do not know whether any of these product candidates will perform in our planned clinical trials as it has performed in these prior preclinical studies. For example, in preclinical studies KT-621 demonstrated full inhibition of IL-4/IL-13 pathway in all relevant human cell contexts with picomolar potency that exceeded published data for dupilumab, and equivalent or superior activity to dupilumab. However, there is no guarantee these preclinical results will be replicated in clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain approval from the FDA or comparable foreign regulatory authority. If we fail to produce positive results in our planned preclinical studies or clinical trials of any of our current or future product candidates, the development timeline and regulatory approval and commercialization prospects for our current or future product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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
•
the potential negative effect on the operations of our third-party manufacturers and the supply chain for our product candidates;
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

The process of obtaining regulatory approvals, both in the U.S. and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, changes in leadership, or changes in regulatory review for each submitted NDA or equivalent application type outside the U.S., may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. The U.S. Supreme Court’s decision in July 2024 to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays or changes. Our current or future product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

There is substantial uncertainty as to the extent and manner in which the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

We may seek Breakthrough Therapy Designation and/or Fast Track Designation for any of our current or future product candidates. These designations, even if granted by the FDA, may not lead to a faster development, regulatory review or approval process, and such designations do not increase the likelihood that any of our product candidates will receive marketing approval in the United States. Even if we receive a designation for one or more of our product candidates, we may be unable to maintain the designation if FDA believes the conditions for the designation are no longer supported.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, tracking and tracing, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, and continued compliance with cGMPs and Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. If we or a regulatory agency discover problems with any of our future approved drugs, such as adverse events of unanticipated severity or frequency, or problems with the facility where such drug products are manufactured, a regulatory agency may impose restrictions on such drug products, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage our reputation. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel, and the ability to accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the current administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

Disruptions at the FDA and other federal agencies, including from federal government shutdowns like the one that occurred in October 2025, and the partial government shutdown that occurred in January and February 2026, substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. These changes have been reported as resulting in instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

If a prolonged government shut down occurs again or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for the conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to the extent and manner in which the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the current administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates or delay the review or effectiveness of required regulatory or securities filings. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

We have conducted and may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are conducting and may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe, Asia and other geographies. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction and FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in the failure to receive approval for commercialization for the current or future product candidates that we may develop in the applicable jurisdiction or in the delay or halt in development of such candidates.

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

Factors that may inhibit our or our third-party collaborators' efforts to commercialize our current or future product candidates on our own include:

•
our ability to recruit and retain adequate numbers of effective sales and marketing personnel;
•
the ability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs;
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

As of June 30, 2026, we had 273 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert management’s time and financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

As of June 30, 2026, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 20% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of June 30, 2026, approximately 15,815,253 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 10,514,579 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

On February 26, 2026, we entered into a Sales Agreement, or the Cowen Sales Agreement, with TD Securities (USA) LLC, or Cowen, pursuant to which we may offer and sell our common stock, subject to certain limitations in the sales agreement and compliance with applicable law, at any time throughout the term of the Cowen Sales Agreement. The number of shares that are sold by Cowen after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Cowen by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. As of June 30, 2026, there have not yet been any sales made pursuant to the Cowen Sales Agreement.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (3) any action asserting a claim pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled, and other state courts have upheld the validity of, that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

During the quarter ended June 30, 2026, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

There were no trading arrangements for the purchase or sale of our securities entered into, modified or terminated by our Directors or Officers during the second quarter of 2026.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Amended and Restated Non-Employee Director Compensation Policy dated June 24, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Kymera Therapeutics, Inc.

Date: August 5, 2026	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: August 5, 2026	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer