Form 10-Q
period 2026-09-30
Kymera Therapeutics, Inc.
filed 2026-10-29
CIK 1815442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, the registrant had 85,371,397 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$373,374	$357,011
Marketable securities (Note 4)	597,840	491,265
Prepaid expenses and other current assets	27,378	22,938
Total current assets	$998,592	$871,214
Marketable securities, non-current (Note 4)	674,669	771,158
Property and equipment, net (Note 6)	38,242	43,175
Right-of-use assets, operating leases	40,444	42,351
Other non-current assets	9,113	9,114
Restricted cash	6,209	5,800
Total assets	$1,767,269	$1,742,812
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,923	$4,015
Accrued expenses (Note 8)	63,315	42,274
Deferred revenue	—	22,925
Operating lease liabilities	12,209	11,941
Finance lease liabilities	1,371	1,815
Other current liabilities	905	242
Total current liabilities	$89,723	$83,212
Non-current liabilities
Deferred revenue, net of current portion	—	11,440
Operating lease liabilities, net of current portion	62,417	67,034
Finance lease liabilities, net of current portion	602	1,462
Total liabilities	$152,742	$163,148
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2026 and December 31, 2025, 85,325,503 and 81,323,532 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	2,957,658	2,643,817
Accumulated deficit	(1,328,405)	(1,065,961)
Accumulated other comprehensive (loss) income	(14,735)	1,800
Total stockholders’ equity	1,614,527	1,579,664
Total liabilities and stockholders’ equity	$1,767,269	$1,742,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2026 and 2025

(In thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$2,764	$99,365	$36,341
Operating expenses:
Research and development	$128,509	$74,094	$346,152	$232,737
General and administrative	18,723	17,336	60,207	51,252
Impairment of long-lived assets	—	3,855	—	3,855
Total operating expenses	147,232	95,285	406,359	287,844
Loss from operations	(147,232)	(92,521)	(306,994)	(251,503)
Other income (expense):
Interest and other income	15,295	10,444	44,753	27,413
Interest and other expense	(62)	(98)	(203)	(280)
Total other income	15,233	10,346	44,550	27,133
Net loss	$(131,999)	$(82,175)	$(262,444)	$(224,370)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(7,578)	1,222	(16,535)	2,986
Total comprehensive loss	$(139,577)	$(80,953)	$(278,979)	$(221,384)

Net loss	$(131,999)	$(82,175)	$(262,444)	$(224,370)
Net loss per share, basic and diluted	$(1.32)	$(0.94)	$(2.66)	$(2.71)
Weighted average common stock outstanding, basic and diluted	100,097,242	87,300,286	98,612,278	82,653,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2026 and 2025

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Capital	Deficit	Gain (Loss)	Equity
Balance at June 30, 2025	70,557,442	$7	$1,867,999	$(896,805)	$279	971,480
Issuance of common stock from June 2025 public offering, net of issuance costs of $2.2 million	855,000	—	35,376	—	—	35,376
Exercise of stock options	275,484	—	4,553	—	—	4,553
Vesting restricted stock	53,248	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	15,802	—	—	15,802
Unrealized gain on marketable securities	—	—	—	—	1,222	1,222
Net loss	—	—	—	(82,175)	—	(82,175)
Balance at September 30, 2025	71,741,174	$7	$1,923,730	$(978,980)	$1,501	$946,258

Balance at June 30, 2026	82,788,253	$8	$2,712,811	$(1,196,406)	$(7,157)	$1,509,256
Issuance of common stock through at-the-market sales agreement, net of issuance costs of $4.5 million	2,032,140	1	215,392	—	—	215,393
Exercise of stock options	375,564	—	10,618	—	—	10,618
Vesting restricted stock	129,546	—	—	—	—	—
Stock-based compensation expense	—	—	18,837	—	—	18,837
Unrealized loss on marketable securities	—	—	-	—	(7,578)	(7,578)
Net loss	—	—	-	(131,999)	—	(131,999)
Balance at September 30, 2026	85,325,503	$9	$2,957,658	$(1,328,405)	$(14,735)	$1,614,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2026 and 2025

(In thousands, except for share amounts)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Value	Capital	Deficit	Gain (Loss)	Equity
Balance at December 31, 2024	64,890,193	$7	$1,591,707	$(754,610)	$(1,485)	$835,619
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $15.7 million	5,899,500	—	272,671	—	—	272,671
Exercise of stock options	629,222	—	12,789	—	—	12,789
Vesting restricted stock	278,130	—	—	—	—	—
Issuance of shares under employee stock purchase plan	44,129	—	1,112	—	—	1,112
Stock-based compensation expense	—	—	45,451	—	—	45,451
Unrealized gain on marketable securities	—	—	—	—	2,986	2,986
Net loss	—	—	—	(224,370)	—	(224,370)
Balance at September 30, 2025	71,741,174	$7	$1,923,730	$(978,980)	$1,501	$946,258

Balance at December 31, 2025	81,323,532	$8	$2,643,817	$(1,065,961)	$1,800	$1,579,664
Issuance of common stock through at-the-market sales agreement, net of issuance costs of $4.5 million	2,032,140	1	215,392	—	—	215,393
Exercise of stock options	1,563,730	—	43,195	—	—	43,195
Vesting restricted stock	380,149	—	—	—	—	—
Issuance of shares under employee stock purchase plan	25,952	—	1,472	—	—	1,472
Stock-based compensation expense	—	—	53,782	—	—	53,782
Unrealized loss on marketable securities	—	—	—	—	(16,535)	(16,535)
Net loss	—	—	—	(262,444)	—	(262,444)
Balance at September 30, 2026	85,325,503	9	2,957,658	(1,328,405)	(14,735)	1,614,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

KYMERA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2026 and 2025

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(262,444)	$(224,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	53,782	45,451
Lease impairment charge	—	3,855
Depreciation and amortization	6,075	6,281
Premiums and discounts on available-for-sale marketable securities	(6,664)	(6,834)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,440)	(2,039)
Contract asset	—	947
Other long term assets	1	(4,878)
Accounts payable	7,908	(483)
Accrued expenses and other current liabilities	21,121	(6,275)
Deferred revenue	(34,365)	23,660
Operating lease right-of-use assets	1,907	2,070
Operating lease liabilities	(4,349)	(3,713)
Other assets and liabilities	650	184
Net cash used in operating activities	$(220,818)	$(166,144)
Investing activities
Purchase of property and equipment, net	(1,222)	(1,343)
Purchases of investments	(451,576)	(509,465)
Maturities of investments	431,634	384,145
Net cash used in investing activities	$(21,164)	$(126,663)
Financing activities
Issuance of common stock and accompanying pre-funded warrants from June 2025 public offering, net of issuance costs of $15.7 million	—	272,671
Issuance of common stock through at-the-market sales agreement, net of issuance costs of $4.5 million	215,392	—
Proceeds from stock option exercises	43,195	12,789
Proceeds from employee stock purchase plan	1,472	1,112
Payments on finance leases	(1,305)	(1,078)
Net cash provided by financing activities	$258,754	$285,494
Net increase (decrease) in cash, cash equivalents and restricted cash	16,772	(7,313)
Cash, cash equivalents and restricted cash at beginning of period	362,811	126,050
Cash, cash equivalents and restricted cash at end of period	$379,583	$118,737
Supplemental disclosure of cash flow activities
Cash paid for interest	$166	$237
Supplemental disclosure of noncash investing and financing activities
Property and equipment purchases included in accounts payable and accrued expenses	$—	$1,028
Purchase of property and equipment through finance lease	$—	$107

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	September 30,
	2026	2025
Cash and cash equivalents	$373,374	$112,949
Restricted cash	6,209	5,788
Total cash, cash equivalents, and restricted cash	$379,583	$118,737

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

The Company has historical net losses and anticipates that it will continue to incur losses for the foreseeable future and had an accumulated deficit of $1,328 million as of September 30, 2026. The Company has funded these losses principally through the issuance and sale of its convertible preferred stock to outside investors and collaborators in private equity financings, its initial public offering, or IPO, follow-on offerings, Private Investment in Public Equity, or PIPE offering, and at-the-market sales programs as well as from cash proceeds received in connection with the Company’s corporate collaboration agreements (see Note 5). The Company expects to continue to incur operating losses and negative operating cash flows until such time as it generates a level of revenue that is sufficient to support its cost structure.

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $1,646 million. The Company believes these cash, cash equivalents and marketable securities will be sufficient to fund its operations and capital expenditure requirements through at least twelve months from the issuance of these condensed consolidated financial statements.

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

Cowen Sales Agreement

On February 26, 2026, the Company entered into a sales agreement, or Cowen Sales Agreement, with TD Securities (USA) LLC (“Cowen”), pursuant to which the Company may offer and sell shares of common stock having aggregate gross proceeds of up to $500.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. The Company agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Cowen Sales Agreement. As of September 30, 2026 the Company has sold 2,032,140 shares of common stock under the Cowen Sales Agreement resulting in gross proceeds of approximately $219.9 million.

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

During the three and nine months ended September 30, 2026, no pre-funded warrants were exercised. As of September 30, 2026, there were 15,815,253 pre-funded warrants outstanding.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments necessary, all of which were normal and recurring, for the fair statement of the Company’s financial position as of September 30, 2026, the results of operations and equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ended December 31, 2026 or for any future period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements in the 2025 Annual Report on Form 10-K except as discussed below.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at September 30, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$343,637	—	$—	$343,637
US treasuries	21,156	—	—	21,156
Commercial Paper	—	4,198	—	4,198
Marketable securities, current
US treasuries	115,548	—	—	115,548
US government agencies	—	149,372	—	149,372
Commercial Paper	—	9,427	—	9,427
Corporate bonds	—	323,494	—	323,494
Marketable securities, non-current
US treasuries	148,054	—	—	148,054
US government agencies		185,883	—	185,883
Corporate bonds	—	340,731	—	340,731
Restricted cash	6,209	—	—	6,209
Total	$634,604	$1,013,105	$—	$1,647,709

	Fair Value Measurements at December 31, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market fund	$299,067	$—	$—	$299,067
Commercial Paper	—	16,616	—	16,616
Corporate bonds	—	14,355	—	14,355
Marketable securities, current
US treasuries	157,069	—	—	157,069
US government agencies	—	126,290	—	126,290
Commercial Paper	—	7,155	—	7,155
Corporate bonds	—	200,750	—	200,750
Marketable securities, non-current
US treasuries	160,500	—	—	160,500
US government agencies	—	164,618	—	164,618
Corporate bonds	—	446,041	—	446,041
Restricted cash	5,800	—	—	5,800
Total	$622,436	$975,825	$—	$1,598,261

During the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no transfers in or out of Level 3.

4. Marketable Securities

The following tables summarize the available-for-sale debt securities held at September 30, 2026 and December 31, 2025 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2026
US treasury securities	$266,760	$1	$(3,158)	$263,603
US government agencies	339,271	—	(4,016)	335,255
Commercial Paper	9,432	—	(6)	9,426
Corporate securities	671,756	5	(7,536)	664,225
Total	$1,287,219	$6	$(14,716)	$1,272,509

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2025
US treasury securities	$316,979	$623	$(34)	$317,568
US government agencies	290,714	276	(81)	290,909
Commercial Paper	7,156	1	(2)	7,155
Corporate securities	645,772	1,285	(266)	646,791
Total	$1,260,621	$2,185	$(383)	$1,262,423

As of September 30, 2026, the Company held 370 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $1.2 billion. As of December 31, 2025, the Company held 120 securities that had been in an unrealized loss position for less than 12 months with an aggregate fair value of $389.1 million. As of September 30, 2026, the Company held 7 securities that had been in an unrealized loss position for greater than 12 months with an aggregate value of $17.0 million. As of December 31, 2025, the Company held 7 securities that had been in an unrealized loss position for greater than 12 months with an aggregate fair value of $16.3 million.

As of September 30, 2026 the Company had 187 securities with a fair value of $597.8 million with a contractual maturity of less than 12 months and 196 securities with a fair value of $674.7 million with a contractual maturity of greater than 12 months. As of December 31, 2025, the Company had 141 securities with a fair value of $491.3 million with a contractual maturity of less than 12 months and 232 securities with a fair value of $771.2 million with a contractual maturity of greater than 12 months.

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

Unrealized losses on available-for-sale securities presented in the previous table have not been recognized in the condensed consolidated statements of operations because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Based on its evaluation, the Company determined it does not have any credit losses related to its available-for-sale securities as of September 30, 2026 and December 31, 2025.

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

With Gilead's exercise of its exclusive license under the agreement, the performance obligation associated with the agreement has been fully satisfied. Accordingly, all future milestone payments will be recognized as revenue in full when deemed probable and unconstrained.

For the three months ended September 30, 2026, the Company recognized no revenue under the Gilead Agreement. For the three months ended September 30, 2025, the Company recognized $2.8 million in revenue under the Gilead Agreement. For the nine months ended September 30, 2026, the Company recognized $79.4 million in revenue under the Gilead Agreement, $34.4 million of which was recorded in deferred revenue as of December 31, 2025. For the nine months ended September 30, 2025, the Company recognized $2.8 million in revenue under the Gilead Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue as of September 30, 2026 and December 31, 2025 was $0 and $34.4 million, respectively. This decrease was the result of revenue recognized in the current fiscal year.

As of September 30, 2026, all remaining development and regulatory milestone payments were constrained, as the achievement of such milestones is contingent upon the success of activities and decisions that are generally outside the control of the Company. Because the performance obligation under the Gilead Agreement has been fully satisfied, these milestone payments will be recognized as revenue in full when deemed probable and unconstrained. Sales-based royalties and commercial milestone payments, if any, will be recognized when the related sales occur, as the performance obligation to which they relate has been satisfied.

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

During the three months ended September 30, 2026, the Company did not recognize any revenue under the Sanofi Agreement. During the nine months ended September 30, 2026, the Company recognized $20.0 million of revenue under the Sanofi Agreement. All of this amount relates to a milestone achieved in the second quarter of 2026, triggered by the first participant dosed in the first-in-human Phase 1 clinical trial evaluating KT-485/SAR447971. In the three months ended September 30, 2025 the Company did not recognize any revenue under the Sanofi Agreement. During the nine months ended September 30, 2025, the Company recognized $33.6 million in revenue under the Sanofi Agreement, all of which was associated with Collaboration Target 1. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue was $0 at both September 30, 2026 and December 31, 2025.

In the fourth quarter of 2023, the Company achieved two development milestones relating to the dosing of the first patient in the KT-474 Phase 2 clinical trials for the first and second indications, respectively. In connection with these milestones the Company unconstrained $55.0 million of consideration in the fourth quarter of 2023. In the first quarter of 2025, the Company achieved a development milestone related to certain preclinical activities associated with the IRAK4 program. During the three and nine month periods ended September 30, 2025, the Company recognized $0 million and $23.6 million of revenue from the unconstrained milestones, respectively. All of the $75.0 million of consideration has been recorded as revenue.

The following table presents the changes in accounts receivable, contract assets and contract liabilities for the nine months ended September 30, 2026 (in thousands):

	Balance at December 31, 2025	Additions	Deductions	Balance at September 30, 2026
Accounts receivable and contract assets:
Billed receivables – Sanofi	$—	$20,000	$(20,000)	$—
Billed receivables – Gilead	—	45,000	(45,000)	—
Total accounts receivable and contract assets	$—	$65,000	$(65,000)	$—
Contract liabilities:
Deferred Revenue - Gilead	34,365	—	(34,365)	—
Total contract liabilities	$34,365	$—	$(34,365)	$—

6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Lab and office equipment under finance right-of-use asset	$6,543	$6,543
Lab equipment	11,986	11,388
Computer equipment	966	966
Furniture & fixtures	3,598	3,414
Leasehold improvements	43,258	42,991
Total property and equipment	66,351	65,302
Less accumulated depreciation	(28,109)	(22,127)
Property and equipment, net	$38,242	$43,175

Depreciation expense for the three months ended September 30, 2026 and 2025 was $1.6 million and $1.7 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $4.8 million and $5.1 million, respectively.

Included in property and equipment is lab and office equipment right-of-use assets under finance leases with a cost basis of $6.5 million and $6.5 million and accumulated amortization expense of $4.7 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively.

Amortization expense related to right-of-use assets during the three months ended September 30, 2026 and 2025 was $0.4 million and $0.4 million, respectively. Amortization expense related to right-of-use assets during the nine months ended September 30, 2026 and 2025 was $1.3 million and $1.2 million, respectively.

7. Leases

In October 2019, the Company entered into a noncancelable facility lease agreement (the “2019 Lease”) for 34,522 square feet of research and development and office space in Watertown, Massachusetts. The term of the 2019 Lease is 120 months and expires on March 31, 2030. The 2019 Lease has an option to be extended for an additional five years. The lease is not reasonably certain to be extended and as such the additional term is not included in the measurement of the lease. The 2019 Lease includes a rent escalation clause, and rent expense is being recorded on a straight-line basis. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of September 30, 2026 and December 31, 2025. The letter of credit totaled $1.3 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively.

In December 2021, the Company entered into a noncancelable lease (the “2021 Lease”) for 100,624 square feet of office and laboratory space in Watertown, Massachusetts, which the Company began occupying in February 2024. The 2021 Lease is subject to base rent of $0.8 million per month beginning two months after the commencement date, plus the Company’s ratable share of taxes, maintenance and other operating expenses. Base rent is subject to a 3% annual increase over the lease term of approximately 134 months following the commencement date. The Company also has two consecutive options to extend the term of the lease for five years each at then-market rates. The 2021 Lease also includes a tenant improvement allowance of approximately $20.1 million. In accordance with the lease agreement, the Company is required to maintain a security deposit and provided a letter of credit to the landlord, which is recorded in restricted cash as of September 30, 2026 and December 31, 2025. The letter of credit totaled $4.9 million and $4.5 million as of September 30, 2026 and December 31, 2025, respectively.

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

In July 2026, the Company entered into a sublease for its 2019 Lease. The sublease commences on January 1, 2027 with rent commencement September 1, 2027, and terminates on March 31, 2030, which is concurrent with the termination of the Company's 2019 Lease. The Company was not relieved of its primary obligation under the 2019 Lease as a result of the sublease, and there was no incremental impairment recognized as a result of the sublease. The Company expects to begin recognizing sublease income on a straight-line basis over the term of the sublease agreement upon commencement of the lease.

The Company’s finance lease obligations consist of certain property and equipment financed through finance leases.

The components of the lease costs for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$2,404	$2,452	$7,251	$7,388
Finance lease costs:
Amortization of right-of-use assets, finance leases	430	440	1,291	1,186
Interest expense for finance lease liabilities	47	85	169	237
Variable lease costs	1,584	1,462	4,503	4,505
Total lease costs	$4,465	$4,439	$13,214	$13,316

Supplemental cash flow information relating to the Company’s leases for the nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9,302	$9,031
Operating cash flows used in finance leases	$861	$1,077
Financing cash flows used in finance leases	$169	$237

Weighted average remaining lease terms and discount rates as of September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Remaining lease term:
Operating lease	7.91 years	8.84 years
Finance lease	1.64 years	2.35 years
Discount Rate:
Operating lease	8.67%	8.70%
Finance lease	8.90%	8.78%

The undiscounted future lease payments for operating and finance leases as of September 30, 2026, were as follows (in thousands):

Fiscal Year	Operating Leases	Finance Leases
2026 (fourth quarter)	$3,134	$411
2027	12,809	1,180
2028	13,193	449
2029	13,589	72
2030	11,534	—
Thereafter	49,301	—
Total minimum lease payments	$103,560	$2,112
Less amounts representing interest or imputed interest	(28,934)	(139)
Present value of lease liabilities	$74,626	$1,973

8. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Research and development expenses	$46,616	$21,351
Payroll and payroll-related	13,347	18,311
Professional fees	3,125	2,065
Other	227	547
Accrued expenses	$63,315	$42,274

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

Indemnification Arrangements

As permitted under Delaware law, the Company has agreements whereby it indemnifies its investors, employees, officers, and directors (collectively, the “Indemnified Parties”) for certain events or occurrences while the Indemnified Parties are, or were serving, at its request in such capacity. The term of the indemnification period is for the Indemnified Parties’ lifetime. The Company believes the estimated fair value of these indemnification agreements is minimal. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2026 or December 31, 2025.

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

2020 Stock Option and Incentive Plan

In August 2020, the Company and its stockholders approved the 2020 Stock Option and Incentive Plan (the “2020 Plan”), which became effective on August 20, 2020. The 2020 Plan replaced the 2018 Plan as the Company’s Board of Directors has determined not to make additional awards under the 2018 Plan following the closing of the Company’s IPO. The 2020 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors and consultants. The Company initially reserved 4,457,370 shares of its common stock for the issuance of awards under the 2020 Plan, which includes the shares of common stock remaining available for issuance under its 2018 Plan as of the business day immediately prior to the effective date of the registration statement. The 2020 Plan provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter, by 4% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s compensation committee. These limits are subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In June 2024, in connection with the Company's 2024 annual shareholder meeting, shareholders approved an amendment to the 2020 stock option plan that redefined the definition of common stock outstanding for the purposes of calculating the annual increase to the shares available for issuance. After the amendment, outstanding equity includes all outstanding common shares as well as outstanding pre-funded warrants. As of September 30, 2026, there were an aggregate of 6,342,748 shares remaining available for future grants.

2020 Employee Stock Purchase Plan

In August 2020, the Company and its stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective August 20, 2020. The 2020 ESPP initially reserved and authorized the issuance of up to a total of 445,653 shares of common stock to participating employees. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2030, by the lesser of (i) 438,898 shares of common stock, (ii) 1% of the Company’s outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such lesser number of shares of common stock as determined by the administrator of the 2020 ESPP. The number of shares reserved under the 2020 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of September 30, 2026, there were an aggregate 2,716,358 shares remaining available for future grants.

Stock Options

A summary of stock option activity under the 2020 Plan for service and performance based vesting conditions during the nine months ended September 30, 2026 is as follows (in thousands except share and per share data):

	Number of Options Outstanding	Weighted Average Strike Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	9,003,748	$33.33	7.14	$400,490
Granted	1,560,854	92.75
Exercised	(1,563,730)	27.62
Forfeited	(371,520)	52.07
Outstanding at September 30, 2026	8,629,352	$44.30	6.96	$583,251
Exercisable at September 30, 2026	5,811,873	$35.38	6.05	$444,090

The intrinsic value of stock options exercised during the three months ended September 30, 2026 and 2025 was $33.1 million and $8.6 million, respectively. The intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $103.5 million and $16.0 million, respectively.

The weighted-average fair value of options granted during the three months ended September 30, 2026 and 2025 was $78.35 and $33.67 respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2026 and 2025 was $64.99 and $22.73 respectively.

As of September 30, 2026, the total unrecognized stock-based compensation expense for unvested stock options was $108.0 million, with a weighted average recognition period of 3.3 years.

Performance Stock Options

2025 Performance Stock Options

During the first quarter of 2025, the Company began granting performance stock options, or PSOs, under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s executive officers and management team. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the target amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of the third clinical milestones will result in the vesting of 20% of the target amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. During the three and nine months ended September 30, 2026, the Company did not grant any PSOs in relation to the 2025 PSO Grant. During the three and nine months ended September 30, 2025 the Company granted 0 and 88,000 PSOs in relation to the 2025 PSO Grant, respectively, with a weighted average strike price of $30.17. As of September 30, 2026 there are 88,000 PSOs outstanding with a weighted average strike price of $30.17. As of September 30, 2026 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions will be achieved, and as such, no equity-based compensation has been recorded for the 2025 PSOs.

2026 Performance Stock Options

During the three and nine months ended September 30, 2026, the Company granted 0 and 95,000 PSOs in relation to the 2026 PSO Grant, respectively. During the three and nine months ended September 30, 2025 the Company granted 0 PSOs in relation to the 2026 PSO Grant. The total number of PSOs that may vest will range from 0 to a maximum of 100% of the target number of options granted. The PSOs will vest in three separate installments subject to the achievement of two clinical milestones, and a third condition around relative Total Shareholder Return (“TSR”) of the Company’s Common Stock. Specifically, the achievement of the first clinical milestone will result in the vesting of 60% of the target amount, and the achievement of the second clinical milestone will result in the vesting of 15% of the target amount. None of the PSOs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. As of September 30, 2026, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2026 PSOs will be achieved, and as such, no equity-based compensation has been recorded for clinical milestone portion of the 2026 PSOs.

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

The PSOs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSOs can also be triggered upon certain change in control events. The weighted-average grant date fair values of the PSOs relating to the TSR component were $97.53 per share. Stock-based compensation expense recognized for the PSOs relating to the TSR components were approximately $0.2 million and $0 for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense recognized for the PSOs relating to the TSR components were approximately $0.5 million and $0 for the nine months ended September 30, 2026 and 2025, respectively. The measurement period for the TSR portion of the 2026 PSOs have not been met, and as such no shares have become exercisable. The Company estimated the fair values of shares granted under the market-based TSR PSOs using a Monte Carlo simulation model with the following assumptions:

Volatility	65%
Risk-free interest rate	3.50%
Dividend yield	0.00%

The following table outlines our equity-based compensation expense for stock options for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$6,843	$5,919	$19,072	$17,615
General and administrative	6,473	6,626	19,780	18,891
Total equity-based compensation	$13,316	$12,545	$38,852	$36,506

The weighted-average assumptions that the Company used in the Black-Scholes option pricing model to determine the grant date fair value of stock options granted to employees and non-employees for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected term (in years)	6.08	6.08	6.05	5.86
Volatility	74%	94%	77%	79%
Risk-free interest rate	4.43%	3.81%	3.88%	3.98%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Stock Units

The Company has granted shares of restricted stock units with service-based and performance-based vesting conditions. A summary of restricted stock activity during the nine months ended September 30, 2026 is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested at December 31, 2025	1,345,155	$34.05
Granted	761,739	95.21
Vested	(380,149)	32.29
Forfeited	(225,616)	49.31
Unvested at September 30, 2026	1,501,129	$63.23

2025 Performance Stock Units

During the first quarter of 2025, the Company began granting restricted stocks units with performance-based vesting conditions, or performance stock units ("PSUs") under the Company’s 2020 Stock Option and Incentive Plan to certain key employees of the Company, including the Company’s named executive officers and management team. Specifically, in the three and nine months ended September 30, 2025, the Company granted 0 and 285,723 PSUs, respectively. The total number of PSUs that may vest will range from 0 to a maximum of 100% of the target number of units granted. The 2025 PSUs will vest in three separate installments based upon the achievement of three clinical milestones. The achievement of one clinical milestone will result in the vesting of 40% of the Target Amount, the achievement of a second clinical milestone will result in the vesting of 40% of the Target Amount and the achievement of third clinical milestones will result in the vesting of 20% of the Target Amount. None of the PSUs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. As of September 30, 2026 the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2025 PSUs will be achieved, and as such, no equity-based compensation has been recorded for the 2025 PSUs.

2026 Performance Stock Units

During the first quarter of 2026, the Company granted PSUs to certain key employees. The total number of PSUs that may vest will range from 0 to a maximum of 100% of the target number of units granted. The PSUs will vest in three separate installments subject to the achievement of two clinical milestones, and a third condition around relative TSR of the Company’s Common Stock. Specifically, the achievement of the first clinical milestone will result in the vesting of 60% of the target amount, and the achievement of the second clinical milestone will result in the vesting of 15% of the target amount. None of the PSUs with respect to the clinical milestone objective may vest prior to the first anniversary of the grant date. Specifically, in the three and nine months ended September 30, 2026, the Company granted 0 and 73,672 PSUs, respectively. As of September 30, 2026, the Company has concluded that it is not deemed probable that the clinical milestone based performance conditions for the 2026 PSUs will be achieved, and as such, no equity-based compensation has been recorded for clinical milestone portion of the 2026 PSUs.

25% of target PSUs earned will be based on the relative TSR of the Company’s common stock as compared to the TSR of the members of the XBI over a three-year performance period from January 1, 2026 to December 31, 2028. Depending on the results relative to the TSR market condition, the holders may earn from 0% to 200% of the target amount of shares which will vest at the end of the performance period. The PSUs will be forfeited if the performance conditions are not achieved at the end of the relative performance periods as described above. The vesting of the PSUs can also be triggered upon certain change in control events. The weighted-average grant date fair values of the PSUs relating to the TSR component was $126.09 per share. Stock-based compensation expense recognized for the PSUs relating to the TSR component was approximately $0.1 million and $0.4 million, respectively for the three and nine months ended September 30, 2026. The measurement period for the TSR portion of the 2026 PSUs has not been met, and as such no shares have become exercisable. The Company estimated the fair values of shares granted under the market-based TSR PSUs using a Monte Carlo simulation model with the following assumptions:

Volatility	65%
Risk-free interest rate	3.50%
Dividend yield	0.00%

During the three months ended September 30, 2026, the Company granted 265,100 and 0 restricted stock units with service and performance based vesting conditions, respectively. During the nine months ended September 30, 2026, the Company granted 688,067 and 73,672 restricted stock units with service and performance based vesting conditions respectively. During the three months ended September 30, 2025, the Company granted 243,950 and 0 restricted stock units with service and performance based vesting conditions, respectively. During the nine months ended September 30, 2025, the company granted 736,050 and 285,723 restricted stock units with service and performance based vesting conditions respectively. As of September 30, 2026, the total unrecognized stock-based compensation expense for unvested restricted stock with service based vesting conditions was $72.3 million with a weighted average recognition period of 3.1 years.

During the three months ended September 30, 2026 the Company recognized approximately $5.3 million of expense for restricted stock of which $3.9 million and $1.4 million was recorded in research and development and general and administrative expense, respectively. During the nine months ended September 30, 2026 the Company recognized approximately $14.2 million of expense for restricted stock of which $10.4 million and $3.8 million was recorded in research and development and general and administrative expense, respectively. During the three months ended September 30, 2025 the Company recognized approximately $2.8 million of expense for restricted stock of which $2.3 million and $0.5 million was recorded in research and development and general and administrative expense, respectively. During the nine months ended September 30, 2025 the Company recognized approximately $8.0 million of expense for restricted stock of which $5.8 million and $2.2 million was recorded in research and development and general and administrative expense, respectively.

Total equity-based compensation expense recorded as research and development and general and administrative expenses for employees, directors, and non-employees during the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$10,911	$8,360	$29,862	$23,943
General and administrative	7,926	7,442	23,920	21,508
Total equity-based compensation	$18,837	$15,802	$53,782	$45,451

11. Related-Party Transactions

Jefferies Sales Agreement

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

On February 26, 2026, Jefferies acknowledged and accepted the Company's prior written notice to terminate the Jefferies Sales Agreement, which termination was effective on February 26, 2026. As a result of such termination, the Company will not offer or sell any additional shares of common stock under the Jefferies Sales Agreement and as of its termination, the Company had not sold any shares of its common stock under the Jefferies Sales Agreement.

Related Party Sublease

On July 14, 2026, the Company entered into a sublease agreement (the "Sublease") with Merida Biosciences, Inc. ("Merida"), pursuant to which the Company subleased the office/laboratory space governed by the 2019 Lease to Merida. Merida is considered a related party because one of the Company's directors, John Maraganore, also serves as a member of Merida's board of directors.

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

12. Income Taxes

Income taxes for the three and nine months ended September 30, 2026 and 2025 have been calculated based on an estimated annual effective tax rate and certain discrete items. The Company recorded immaterial income tax expense related to investment income for the three and nine months ended September 30, 2026 and 2025.

The Company has never been examined by the Internal Revenue Service or any other jurisdiction for any tax years and, as such, all years within the applicable statutes of limitations are potentially subject to audit.

13. Net Loss per Share

Net Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common stock outstanding for the period. The Company had 15,815,253 pre-funded warrants outstanding as of September 30, 2026 and 2025. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. Due to the nominal exercise price of the pre-funded warrants, they are considered to be outstanding shares of common stock for purposes of the calculation of earnings per share. (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(131,999)	$(82,175)	$(262,444)	$(224,370)
Denominator:
Weighted average common shares outstanding, basic and diluted	84,281,989	71,485,033	82,797,025	67,270,902
Weighted average pre-funded warrants outstanding, basic and diluted	15,815,253	15,815,253	15,815,253	15,382,240
Total weighted average common stock outstanding, basic and diluted	100,097,242	87,300,286	98,612,278	82,653,142
Net loss per share:
Net loss per share, basic and diluted	$(1.32)	$(0.94)	$(2.66)	$(2.71)

The Company’s potentially dilutive securities, which include restricted stock and stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2026	2025
Unvested restricted stock	1,501,129	1,366,012
Options to purchase common stock	8,629,352	10,543,593
Total	10,130,481	11,909,605

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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$2,764	$99,365	$36,341
Less:
Research and development expenses
External research and development:
STAT6	52,014	17,353	130,898	60,151
Other external research and development expense (1)	31,023	21,950	88,051	71,634
Research and development compensation and related personnel expense (2)	30,346	22,323	86,187	66,330
Research and development overhead and administrative costs	15,126	12,468	41,016	34,622
General & administrative (3)	18,723	17,336	60,207	51,252
Interest and other expense (4)	62	3,953	203	4,135
Plus:
Interest income	15,295	10,444	44,753	27,413
Segment net loss	$(131,999)	$(82,175)	$(262,444)	$(224,370)

(1) Certain prior period amounts have been recast to conform with current period presentation.

(2) Research and development compensation and related personnel expense for the three months ended September 30, 2026 and 2025 is inclusive of $10.9 and $8.4 million of stock-based compensation expense, respectively. Research and development compensation and related personnel expense for the nine months ended September 30, 2026 and 2025 is inclusive of $29.9 million and $23.9 million of stock-based compensation expense, respectively.

(3) General and administrative expense for the three months ended September 30, 2026 and 2025 is inclusive of $7.9 million and $7.4 million of stock-based compensation expense, respectively. General and administrative expense for the nine months ended September 30, 2026 and 2025 is inclusive of $23.9 million and $21.5 million of stock-based compensation expense, respectively.

(4) Other expense for the three and nine months ended September 30, 2025 is inclusive of a $3.9 million impairment of long-lived assets.

Depreciation expense for the three months ended September 30, 2026 and 2025 was $1.6 million and $1.7 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $4.8 million and $5.1 million, respectively. Amortization expense related to right-of-use assets during the three months ended September 30, 2026 and 2025 was $0.4 million and $0.4 million, respectively. Amortization expense related to right-of-use assets during the nine months ended September 30, 2026 and 2025 was $1.3 million and $1.2 million, respectively.

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

Our publicly disclosed oral immunology programs target STAT6, IRF5 and IRAK4, each of which addresses targets within validated pathways, providing the opportunity to treat a broad range of diseases. We are developing KT-621 as part of our STAT6 program, which is currently being evaluated in the BROADEN2 Phase 2b clinical trial in adult and adolescent patients with moderate to severe Atopic Dermatitis (AD) and the BREADTH Phase 2b clinical trial in adult patients with moderate to severe asthma. As part of our oral IRF5 degrader program, we are also developing KT-579, which has completed a Phase 1 clinical trial in healthy volunteers and is expected to advance into a Phase 1b trial in lupus patients. We are collaborating with Sanofi S.A. (“Sanofi”) on the development of our IRAK4 degrader, KT-485/SAR447971, which is being evaluated in a Phase 1 clinical trial. We are also collaborating with Gilead Sciences, Inc. (“Gilead”) on the development of our oral CDK2 molecular glue degrader, KT-200, which is currently in IND-enabling studies. Our additional early undisclosed pipeline programs focus on addressing high impact targets that have been elusive to conventional modalities and that drive the pathogenesis of multiple serious diseases with significant unmet medical needs.

In addition to our immunology focus, we also have research initiatives in other therapeutic areas. Additionally, we believe many of our key discovery and development capabilities have broad applicability, creating an opportunity for us to develop impactful therapies leveraging small-molecule modalities in addition to TPD.

Since our inception in 2015, we have devoted substantially all our efforts to organizing and staffing our company, research and development activities, business planning, raising capital, building our intellectual property portfolio and providing general and administrative support for these operations. Through September 30, 2026, we have received gross proceeds of $3.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our subsequent follow-on offerings and private placement offering, our sales agreements with Cowen and through our corporate collaborations.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current product candidates or any future product candidates. Our net losses were $311.4 million and $223.9 million for the years ended December 31, 2025 and 2024, respectively. We reported net losses of $132.0 million and $262.4 million for the three and nine months ended September 30, 2026 respectively, and $82.2 million and $224.4 million for the three and nine months ended September 30, 2025, respectively. In addition, as of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $1,328 million and $1,066 million, respectively. We expect that our expense and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $1,646 million. We believe the existing cash, cash equivalents and marketable securities on hand will be sufficient to fund our operations into 2029, beyond multiple clinical inflection points in our pipeline. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and capital resources” below.

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

Pursuant to the Gilead Agreement, we were responsible for all discovery and preclinical research activities through the delivery of a complete data package as defined in the agreement. After receiving the complete data package, Gilead exercised its option to license the program and now has global rights to develop, manufacture and commercialize all products resulting from the collaboration.

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

In consideration for the exclusive option and rights granted under the Gilead Agreement, we received a non-refundable upfront payment of $40.0 million. Further in April 2026, Gilead exercised its exclusive option to license KT-200, an oral CDK2 molecular glue degrader as a development candidate. As a result, we earned an option exercise payment of $45.0 million received and recognized as revenue in the second quarter of 2026. We remain eligible to receive up to an additional $665.0 million upon the achievement of certain development, regulatory and commercial milestones. We are also eligible to receive tiered royalties on net sales by Gilead ranging from high single-digit to mid-teen percentages, subject to customary reductions in certain circumstances.

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

In consideration for the exclusive licenses granted to Sanofi under the Sanofi Agreement, Sanofi paid to us an upfront payment of $150.0 million. In addition to the upfront payment, under the agreement we were eligible to receive certain development milestone payments of up to $1.48 billion, and commercial milestone payments of up to $700.0 million, in the aggregate. We will further be eligible to receive tiered royalties on net sales ranging from the high single digits to high teens, subject to low-single digits upward adjustments in certain circumstances. As of September 30, 2026, we have achieved $95.0 million of milestones under the Sanofi Agreement related to certain IRAK4 clinical and preclinical milestones.

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

Results of Operations

Comparison of three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
Collaboration revenue	$—	$2,764	$(2,764)
Operating expenses:
Research and development	128,509	74,094	54,415
General and administrative	18,723	17,336	1,387
Impairment of long-lived assets	—	3,855	(3,855)
Total operating expenses	147,232	95,285	51,947
Loss from operations	(147,232)	(92,521)	(54,711)
Other income, net	15,233	10,346	4,887
Net loss	$(131,999)	$(82,175)	$(49,824)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $0 and $2.8 million for the three months ended September 30, 2026 and 2025, respectively. All of the revenue recognized for the three months ended September 30, 2025 is attributable to payments achieved under our collaboration agreements with Gilead.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Three Months Ended September 30,		Change
	2026	2025
	(in thousands)
External research and development costs:
STAT6	$52,014	$17,353	$34,661
Other	31,023	$21,950	9,073
Research and development compensation and related personnel expense	30,346	$22,323	8,023
Research and development overhead and administrative costs	15,126	$12,468	2,658
Total research and development expenses	$128,509	$74,094	$54,415

Research and development expenses were $128.5 million for the three months ended September 30, 2026, compared to $74.1 million for the three months ended September 30, 2025. The increase of $54.4 million was primarily due to a $34.7 million increase in costs related to our STAT6 program, a $10.7 million increase in personnel, equity-based compensation, occupancy, and other internal costs due to increased investment in employee talent and facilities in the research and development functions, and a $9.1 million increase in activities related to our non-STAT6 programs.

General and administrative expenses

General and administrative expenses were $18.7 million for the three months ended September 30, 2026, compared to $17.3 million for the three months ended September 30, 2025. This increase of $1.4 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Equity-based compensation expenses included in general and administrative expenses were $7.9 million and $7.4 million for the three months ended September 30, 2026 and 2025, respectively.

Impairment of long-lived assets

There was no impairment on long-lived assets for the three months ended September 30, 2026, compared to $3.9 million for three months ended September 30, 2025. The decrease of $3.9 million was the result of an incremental impairment charge taken on the 2019 Lease due to the continued worsening of market conditions for office and laboratory space in the area of the 2019 Lease.

Other Income, Net

Other income, net was $15.2 million for the three months ended September 30, 2026, compared to $10.3 million for the three months ended September 30, 2025. The $4.9 million increase was primarily due to an increase in the cash, cash equivalents, and marketable securities balances resulting in higher interest income.

Comparison of nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
Collaboration revenue	$99,365	$36,341	$63,024
Operating expenses:
Research and development	346,152	232,737	113,415
General and administrative	60,207	51,252	8,955
Impairment of long-lived assets	—	3,855	(3,855)
Total operating expenses	406,359	287,844	118,515
Loss from operations	(306,994)	(251,503)	(55,491)
Other income, net	44,550	27,133	17,417
Net loss	$(262,444)	$(224,370)	$(38,074)

Collaboration revenue

We recognize revenue under our collaboration agreements based on our pattern of performance related to the respective identified performance obligations, which is the period over which we will perform research services under each of the respective agreements.

Collaboration revenues were $99.4 million and $36.3 million for the nine months ended September 30, 2026 and 2025, respectively. The revenue recognized for the nine months ended September 30, 2026 and September 30, 2025 is attributable to our collaboration agreements with Gilead and Sanofi.

Research and development expenses

The following table summarizes our research and development expenses for each period presented (program expenses are not disclosed prior to formal development candidate nomination):

	Nine Months Ended September 30,		Change
	2026	2025
	(in thousands)
External research and development costs:
STAT6	$130,898	$60,151	$70,747
Other	88,051	71,634	16,417
Research and development compensation and related personnel expense	86,187	66,330	19,857
Research and development overhead and administrative costs	41,016	34,622	6,394
Total research and development expenses	$346,152	$232,737	$113,415

Research and development expenses were $346.2 million for the nine months ended September 30, 2026, compared to $232.7 million for the nine months ended September 30, 2025. The increase of $113.4 million was primarily due to a $70.7 million increase in costs related to our STAT6 program, a $26.3 million increase in personnel, equity-based compensation, occupancy, and other internal costs due to increased investment in employee talent and facilities in the research and development functions, and a $16.4 million increase in activities related to our non-STAT6 programs.

General and administrative expenses

General and administrative expenses were $60.2 million for the nine months ended September 30, 2026, compared to $51.3 million for the nine months ended September 30, 2025. This increase of $8.9 million was primarily due to an increase in legal and professional service fees, personnel, facility, occupancy, and other expenses to support our growth. Equity-based compensation expenses included in general and administrative expenses were $23.9 million and $21.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Impairment of long-lived assets

There was no impairment on long-lived assets for the nine months ended September 30, 2026, compared to $3.9 million for nine months ended September 30, 2025. The decrease of $3.9 million was the result of an incremental impairment charge taken on the 2019 Lease due to the continued worsening of market conditions for office and laboratory space in the area of the 2019 Lease.

Other Income, Net

Other income, net was $44.6 million for the nine months ended September 30, 2026, compared to $27.1 million for the nine months ended September 30, 2025. The $17.5 million increase was primarily due to an increase in the cash, cash equivalents, and marketable securities balances resulting in higher interest income.

Liquidity and capital resources

We have not yet generated any revenue from any product sales, and we have incurred significant operating losses since our inception. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through September 30, 2026, we have received gross proceeds of $3.03 billion from sales of our convertible preferred stock, the sale of common stock including our August 2020 initial public offering, or IPO, and concurrent private placement, our follow-on offerings and private placement offering, our sales agreements with Cowen and through our corporate collaborations. As of September 30, 2026, we had cash and cash equivalents and marketable securities of $1,646 million.

In October 2021, we entered into a sales agreement, or Prior Cowen Sales Agreement, with Cowen, pursuant to which we were able to offer and sell shares of our common stock having aggregate gross proceeds of up to $250.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Prior Cowen Sales Agreement. As of September 30, 2026, we have sold 1,519,453 shares of common stock under the Prior Cowen Sales Agreement resulting in gross proceeds of approximately $50 million. On October 30, 2024, Cowen acknowledged and accepted our prior written notice to terminate the Prior Cowen Sales Agreement, which termination was effective on October 30, 2024. As a result of such termination, we will not offer or sell any additional shares of common stock under the Prior Cowen Sales Agreement.

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

On February 26, 2026, we entered into a sales agreement, or Cowen Sales Agreement, with Cowen, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $500.0 million from time to time in “at-the-market” offerings through Cowen, as our sales agent. We agreed to pay Cowen a commission of up to 3.0% of the gross proceeds of any shares sold by Cowen under the Cowen Sales Agreement. As of September 30, 2026 we have sold 2,032,140 shares of common stock under the Cowen Sales Agreement resulting in gross proceeds of approximately $219.9 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(220,818)	$(166,144)
Cash used in investing activities	(21,164)	(126,663)
Cash provided by financing activities	258,754	285,494
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,772	$(7,313)

Cash Flow used in Operating Activities

During the nine months ended September 30, 2026, cash used in operating activities was $220.8 million, primarily resulting from our net loss of $262.4 million during the period and a $11.6 million net decrease in other operating assets and liabilities primarily driven by changes in contract assets, deferred revenue, accounts payable, accrued expenses and operating lease liabilities. This was partially offset by adjustments for non-cash items of $53.2 million primarily consisting of stock-based compensation, depreciation & amortization and premiums & discounts on available-for sale-securities.

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

Cash Flow used in Investing Activities

During the nine months ended September 30, 2026, cash used in investing activities was $21.2 million comprised of purchases of marketable securities of $451.6 million, partially offset by maturities of marketable securities of $431.6 million and purchases of property and equipment of $1.2 million.

During the nine months ended September 30, 2025, cash used in investing activities was $126.7 million comprised of purchases of marketable securities of $509.5 million and purchases of property and equipment of $1.3 million, partially offset by maturities of marketable securities of $384.1 million.

Cash Flow provided by Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $258.8 million, consisting of $215.4 million in net proceeds from the issuance of common stock through at-the-market sales agreement, $43.2 million in proceeds from the exercise of employee stock options and $1.5 million from issuance of shares under our employee stock purchase plan, partially offset by finance lease payments of $1.3 million.

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

We believe the existing cash, cash equivalents and marketable securities of $1,646 million as of September 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to continue the clinical development of our clinical programs, commercialize our product candidates if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize our product candidates.

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

As of September 30, 2026, we had outstanding pre-funded warrants to purchase 15,815,253 shares of common stock, each with an exercise price of $0.0001 per share. These warrants can be exercised at any time at the discretion of the holders, subject to certain ownership limitations. While the potential exercise of these pre-funded warrants would result in the issuance of additional shares, thus increasing the total shares outstanding, their nominal exercise price means they are already considered outstanding for purposes of calculating our weighted average common stock outstanding and earnings per share. Due to the minimal exercise price, we do not anticipate significant additional cash proceeds upon exercise and consequently does not expect the exercise of these warrants to materially affect liquidity, capital resources, or overall financial condition.

Contractual Obligations and Other Commitments

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those described in our Annual Report Form 10-K filed with the SEC on February 26, 2026.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located in Asia and Europe and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2026, we had no significant liabilities denominated in foreign currencies.

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

Our management, with the participation of our Chief Executive Officer, who serves as our Principal Executive Officer, and our Chief Financial Officer, who serves as our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Since inception, we have incurred significant operating losses. To date, we have financed our operations primarily through the issuance and sale of our convertible preferred stock to outside investors, collaborators in private equity financings, upfront payments under our collaborations and sales of our common stock in our initial public offering, or IPO, and multiple public and private offerings of common stock and our at-the-market sales program. As of September 30, 2026, our cash and cash equivalents and marketable securities were $1,646 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $1,328 million as of September 30, 2026. For the years ended December 31, 2025, 2024 and 2023, we reported net losses of $311.4 million, $223.9 million and $147.0 million, respectively. We reported net losses of $132.0 million and $262.4 million for the three and nine months ended September 30, 2026 respectively, and $82.2 million and $224.4 million for the three and nine months ended September 30, 2025, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

As of September 30, 2026 we had approximately $1,646 million of cash and cash equivalents and marketable securities, which we expect will be sufficient to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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
•
the evolving geopolitical landscape that may limit or restrict access to foreign clinical trial sites and/or foreign clinical trial data and documentation;
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

Legislative and regulatory actions have been taken that have the potential to negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. On December 18, 2025, for example, the National Defense Authorization Act for Fiscal Year 2026 was enacted, which includes Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring or obtaining certain biotechnology equipment or services from, or entering into, extending, or renewing any contracts, grants or loans with, entities that use biotechnology equipment or services from designated “biotechnology companies of concern,” and from expending certain federal loan or grant funds for such equipment or services. The BIOSECURE Act authorizes the U.S. government to identify and designate biotechnology companies of concern over time. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. The potential downstream adverse impacts of this law and similar future laws on entities having commercial relationships with any impacted biotechnology providers is unknown but may restrict the ability of the entities to work with biotechnology companies of concern and result in supply chain disruptions or delays. Though we do not currently receive U.S. government funding, we rely on third-party service providers and may have collaborators, investors, customers, or future commercial partners that receive U.S. government funding and could be subject to BIOSECURE Act-related restrictions. We regularly evaluate steps to mitigate any potential impact of any future expanded or modified legislation or regulatory or administrative actions towards foreign entities providing services to U.S. based companies. Depending on the terms of any final legislation or administrative actions that may be enacted, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts.

Further, there have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties, and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are not known and depend on various factors, such as negotiations between the U.S. and affected countries, their respective responses, potential exemptions or exclusions, and availability and cost of alternative sources of supply. Supply chain disruptions and delays could also negatively impact our cost of materials and production processes. If we are unable to obtain these materials in sufficient quantity and in a timely manner, the development, testing, and our clinical trials for any future product candidates may be delayed or infeasible, and regulatory approval or commercial launch may be delayed or not obtained, which could significantly harm our business.

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
•
fines, FDA Form 483s, warning letters or holds on clinical trials;
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
•
changes to U.S. trade policies, sanctions, legislation, treaties, and tariffs;
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

We are conducting and may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe, Asia and other geographies. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice, (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of an IND or marketing application which would adversely affect our development and approval plans. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction and FDA has discussed proposals to increase user fees for marketing applications containing certain foreign clinical data. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in the failure to receive approval for commercialization for the current or future product candidates that we may develop in the applicable jurisdiction or in the delay or halt in development of such candidates.

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

The FCPA and similar laws and regulations prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Anti-corruption and anti-bribery laws and regulations have been enforced aggressively in recent years and are interpreted broadly. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Though we may implement policies and procedures reasonably designed to promote compliance with the FCPA and other anti-corruption laws, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA or other legal requirements. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, damages, and legal expenses, reputational harm, and other consequences, which could have an adverse impact on our business, results of operations, financial condition or cash flows.

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

BIOSECURE Act-related restrictions, and any future legislative, regulatory, or administrative actions expanding or modifying these restrictions, could negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment or services produced or provided by certain biotechnology providers having relationships with foreign adversaries. The potential downstream adverse impacts on entities having only commercial relationships with any impacted biotechnology providers is unknown but may restrict the ability of the entities to work with biotechnology companies of concern and result in supply chain disruptions or delays. Though we do not currently receive U.S. government funding, BIOSECURE Act-related restrictions could indirectly affect our collaborators, customers, investors, or suppliers that receive U.S. government funding, and we are currently evaluating steps to mitigate any potential impact of any future expanded or modified legislation or regulatory or administrative actions applicable to foreign entities providing services to U.S. based companies. Depending on the terms of the final BIOSECURE Act, its implementing regulations, or any related future actions, these steps could result in additional costs and potential delays in development timelines resulting from related transition efforts. For all of our current or future product candidates, we intend to identify and qualify additional manufacturers to provide such API, drug product and drug substance prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source and dual source suppliers will be able to meet our demand for their products. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance.

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
•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property; and
•
collaborators may not pay milestones and royalties due to us in a timely manner.

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

In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our current or future product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our current or future product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, FDA Form 483s, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our current or future product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

We are dependent on patents, know-how and proprietary technology, both our own and in-licensed from Sanofi and other collaborators. Our commercial success depends upon our ability to develop, manufacture, market and sell our current or future product candidates and use our and our licensors’ proprietary technologies without infringing the proprietary rights of third parties. Sanofi and other collaborators may have the right to terminate their respective license agreements in full in the event that we materially breach or default in the performance of any of the obligations under such license agreements. Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, or leverage our TPD expertise, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

We are highly dependent on the research and development, clinical and business development expertise of Nello Mainolfi, Ph.D., our President and Chief Executive Officer, Terence Rooney, M.D., our Chief Medical Officer, Bruce Jacobs, our Chief Financial Officer, Brian Adams, our Chief Legal Officer and Noah Goodman, our Chief Business Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our ability to attract new personnel may be impacted by restrictions on travel, changes to immigration policy or the availability of work visas under the current administration. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of September 30, 2026, we had 285 full-time employees, and we expect to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert management’s time and financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security incidents or breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act), and international law (e.g., the EU General Data Protection Regulation, or EU GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

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

For example, with respect to the collection and processing of personal data relating to the EU, European Economic Area, or the EEA, and United Kingdom, or the UK, we are subject to the EU GDPR, the UK General Data Protection Regulation, or the UK GDPR, as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of our establishments in the UK and any EEA Member State. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Form 10-Q, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers.

The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses and the UK International Data Transfer Agreement or Addendum) have been put in place, and transfer impact assessments conducted. The EU and U.S. have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. Any inability to transfer personal data from the UK or EEA to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. In December 2025, the European Commission adopted a decision to extend the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 on 19 June 2025. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK Government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

In addition, federal regulators are imposing new and heightened protections for health and other sensitive information that could impact our business. For example, the FTC has imposed stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, and has expanded the application of its Health Breach Notification Rule. Further, through executive and legislative action, the federal government restricts data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens. For examples, the U.S. Department of Justice issued a rule referred to as the “Data Security Program”, or the DSP, to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (China (including Hong Kong and Macau), Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as defined in the DSP). Effective as of April 8, 2025, the DSP prohibits or restricts certain transactions that involve access by countries of concern or covered persons access to bulk U.S. sensitive personal data including personal health data, genomic and other economic data and certain biospecimens, or government-related data. The rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified or encrypted data. Compliance with the DSP may require us to invest heavily in data security and compliance measures, including burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, or cease relationships with certain third parties or using certain tools or vendors, any of which could materially impact our business operations or hinder our ability to grow our business. Actual or alleged violations of these laws and regulations may be punishable by criminal and/or civil sanctions, result in exclusion from participation in federal and state programs or restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

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

The evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs to comply with U.S. and non-U.S. laws concerning the use of AI. We expect to see increasing regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act, or the AI Act, entered into force on August 1, 2024. Certain provisions have already become applicable, including the prohibitions on certain AI practices and obligations relating to general-purpose AI models. Most remaining provisions apply from 2 August 2026, although the application of certain rules for high-risk AI systems has been deferred until 2 December 2027 (or, for certain product-embedded AI systems, 2 August 2028). The AI Act, as recently amended by the EU’s Digital Omnibus on AI, imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models and encourages providers and deployers to account for EU ethical principles when developing and using AI technology.

Likewise, in the United States, the regulatory environment is complex and uncertain. Over the past couple of years, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, though so far, these efforts have not been successful at curtailing state action on AI regulation. This has resulted in a complicated legislative patchwork, which may be litigated in state and federal courts. Various federal and state regulators have also issued guidance and focused enforcement efforts on the use of AI in regulated sectors, such as healthcare. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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

The global economy and financial markets have experienced volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, actual or perceived changes in interest rates, inflation, declines in economic growth, global supply chain disruptions, increases in unemployment rates, and uncertainty about economic stability. Current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.

Additionally, severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. There can be no assurance that further deterioration in global economy and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our product candidates and in our ability to enter into agreements on acceptable terms.

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

As of September 30, 2026, the existing holdings of our executive officers, directors, principal stockholders and their affiliates represent beneficial ownership, in the aggregate, of approximately 20% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the current trading price of our stock and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or they may want us to pursue strategies that deviate from the interests of other stockholders. Additionally, from time to time, any of our non-affiliated shareholders may accumulate or acquire significant positions in our common stock and may similarly be able to influence our business or matters submitted to our stockholders for approval. The concentration of voting power among these stockholders may also have an adverse effect on the price of our common stock by delaying, deferring or preventing a change of control of us; impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of September 30, 2026, approximately 15,815,253 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants. Additionally, 10,130,481 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vesting of restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

Shares issued upon the exercise of stock options outstanding or settlement of restricted stock units under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

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

On February 26, 2026, we entered into a Sales Agreement, or the Cowen Sales Agreement, with TD Securities (USA) LLC, or Cowen, pursuant to which we may offer and sell our common stock, subject to certain limitations in the sales agreement and compliance with applicable law, at any time throughout the term of the Cowen Sales Agreement. The number of shares that are sold by Cowen after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Cowen. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Cowen by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. As of September 30, 2026, we have sold 2,032,140 shares pursuant to the Cowen Sales Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2026, we did not have any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

There were no trading arrangements for the purchase or sale of our securities entered into, modified or terminated by our Directors or Officers during the third quarter of 2026.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Consulting Agreement between Kymera Therapeutics, Inc. and Jared Gollob, M.D. dated October 1, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Kymera Therapeutics, Inc.

Date: October 29, 2026	By:	/s/ Nello Mainolfi, Ph.D.
Nello Mainolfi, Ph.D.
President and Chief Executive Officer

Date: October 29, 2026	By:	/s/ Bruce Jacobs, CFA, MBA
Bruce Jacobs, CFA, MBA
Chief Financial Officer